Form 10-K
period 2022-12-31
ASP Isotopes Inc.
filed 2023-03-31
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-39069

ASP Isotopes Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275
Boca Raton, Florida 33432	33432
(Address of principal executive offices)	(Zip code)

(561) 709-3034

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange
Title of each class	Trading Symbol	on which registered:
Common stock, par value $0.01 per share	ASPI	The Nasdaq Capital Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2023 was approximately $8.1 million.

There were 37,385,684 shares of the registrant’s common stock, $0.01 par value, outstanding as of March 29, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ASP Isotopes Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to complete the construction of, commission and successfully operate isotope enrichment plants in a cost-effective manner
•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology;
•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology and our enrichment facilities in South Africa;
•	the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;
•	the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology;
•	a failure of demand for various isotopes that we may produce using ASP technology;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the extensive costs, time and uncertainty associated with new technology development;
•	developments and projections relating to our competitors and industry;
•	the ability to recognize the anticipated benefits of the acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction and the ASP technology for the production of Mo-100 and U-235 we licensed from Klydon Proprietary Ltd;
•	problems with the performance of the ASP technology in the enrichment of isotopes;
•	our dependence on a limited number of third-party suppliers for certain components;
•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;
•	our expected dependence on a limited number of key customers for Mo-100 that we may produce using ASP technology;
•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•	our inability to compete effectively;
•	risks associated with the current economic environment;
•	risks associated with our international operations;
•	We are subject to credit counterparty risk.
•	geopolitical risk and changes in applicable laws or regulations;
•	our inability to adequately protect our technology infrastructure;
•	our inability to hire or retain skilled employees and the loss of any of our key personnel;
•	operational risk;
•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;
•	our inability to implement and maintain effective internal controls; and
•	other factors that are described in “Risk Factors,” beginning on page 26.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A - “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” “ASP Isotopes,” and the “Company” refer to ASP Isotopes Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

All trademarks, service marks, and trade names included in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business

Overview

We are a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. We have an exclusive license to use proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed and licensed to us by Klydon Proprietary Ltd (“Klydon”), for the production, distribution, marketing and sale of all isotopes. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). Klydon has agreed to provide us a first commercial-scale isotope enrichment plant located in South Africa. We believe the C-14 we may develop using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals.  We believe that the Mo-100 we may develop using the ASP technology has significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

We also intend to develop the ASP technology to produce enriched Uranium-235 (“U-235”). We believe that the U-235 we may develop using the ASP technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU-fuelled small modular reactors that are now under development for commercial and government uses. In addition, we are considering future development of the ASP technology for the separation of Zinc-68, Ytterbium-176, Zinc-67, Nickel-64 and Xenon-136 for potential use in the healthcare target end market, and Chlorine -37 and Lithium-6 for potential use in the nuclear energy target end market.

The aerodynamic separation technique has its origins in the South African uranium enrichment program in the 1980s and the ASP technology has been developed during the last 18 years by the scientists at Klydon. In Klydon’s testing, the ASP technology has demonstrated efficacy and commercial scalability in the enrichment of oxygen-18 and silicon-28. ASP Isotopes Inc. was incorporated in Delaware in September 2021 to acquire assets and license intellectual property rights related to the production of Mo-100 using the ASP technology. In January 2022 we also licensed intellectual property rights related to the production of U-235 using the ASP technology. In July 2022, we licensed intellectual property rights related to the production of all isotopes using the ASP technology.

We operate principally through subsidiaries: ASP Isotopes Guernsey Limited (the holding company of ASP Isotopes South Africa (Proprietary) Limited and Enlightened Isotopes (Pty) Ltd), which will be focused on the development and commercialization of high value, low volume isotopes for highly specialized end markets (such as C-14, Mo-100 and Si-28).; Enriched Energy LLC, which will be focused on the development and commercialization of uranium for the nuclear energy market; and ASP Isotopes UK Ltd, which is the licensee of the ASP technology under the exclusive license agreement with Klydon.

                Our corporate structure and ownership of our subsidiaries is set forth in the chart below:

Recent Events

Completion of First Company Owned Plant

Our wholly owned subsidiary, ASP Isotopes South Africa (Pty) Ltd successfully completed the construction of our first Company owned plant, for light isotopes, during the first quarter of 2023. This facility located in Pretoria, South Africa, will, when fully commissioned, satisfy the production to fulfill our obligations to our prospective C-14 customer. We employ 27 persons at this facility. We expect to conclude the construction of a second larger plant later in 2023.

Klydon Agreements

On November 1, 2021, ASP Isotopes South Africa (Proprietary) Ltd (“ASP South Africa”) and Klydon (Proprietary) Limited (“Kyldon”), as the contractor, entered into a contract under which Klydon was to supply ASP South Africa with a complete turnkey isotope enrichment plant (the “Turnkey Contract”). Among other things, the activities required to be undertaken or performed by Klydon include taking control of the assets acquired in the Molybdos Business Rescue Auction and the design of an isotope enrichment facility; the supply of components, equipment and labor required for the construction; the installation, testing and commissioning of the isotope enrichment plant; securing all required approvals, regulatory authorizations and other required consents for the operation of the plant; providing training to local ASP South Africa personnel to enable them to operate the plant going forward; and providing warranties in relation to the performance targets of the plant which are required to be met.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, and the Company plans to perfect its interests in the assets as soon as practicable.

Private Placement

On March 14, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which we issued, in a private placement (the “Offering”), an aggregate of (i) 3,164,557 shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”); and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 3,164,557 shares of Common Stock (the “Common Warrant Shares”), at a purchase price of $1.58 per one (1) share of Common Stock and accompanying Common Warrant, for a total gross proceeds of approximately $5.0 million, before deducting placement agent fees and other offering expenses. The Common Warrants have an exercise price of $1.75 per share, are exercisable on or after September 17, 2023 and will expire on September 18, 2028. The Offering closed on March 17, 2023 (the “Closing”). The Offering was conducted pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D.

We engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the Offering, pursuant to the engagement letter (the “Engagement Letter”), dated as of February 15, 2023, between the Company and the Placement Agent. Pursuant to the Engagement Letter, we paid the Placement Agent (i) a total cash fee equal to 7.0% of the aggregate gross proceeds of the Offering; (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering; and (iii) reimbursement of certain expenses. In addition, we issued to the Placement Agent, or its designees warrants (the “PA Warrants”) to purchase up to 221,519 shares of Common Stock (the “PA Warrant Shares”) at an exercise price of $1.975 per share. The PA Warrants are exercisable on or after September 17, 2023 and will expire on September 18, 2028.

We received net proceeds of approximately $4.5 million from the Offering, after deducting the Placement Agent fees and other Offering expenses. We plan to use the net proceeds from the Offering for working capital and general corporate purposes.

In connection with the Offering, on March 14, 2023, we entered into a Registration Rights Agreement with the investor (the “Registration Rights Agreement”) pursuant to which we are required to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and the Common Warrant Shares. We are required to use our best efforts to cause the registration statement to be declared effective by the SEC by April 28, 2023 or in the event of a “full review” by the SEC, by May 29, 2023. The Registration Rights Agreement imposed a penalty of 2% monthly of the total financing amount if the registration statement was not filed by March 29, 2023, which we failed to do. As such, we are obligated to pay a penalty of $100,000 to the Purchaser.

Our Strategy

Complete development and commissioning of our first enrichment facilities located in Pretoria, South Africa.

We intend to complete the development and construction of two enrichment facilities located in Pretoria, South Africa.  We currently have two enrichment facilities in Pretoria, South Africa under either construction or commissioning.  The first facility is designed to enrich light isotopes such as Carbon-14. The second facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of isotopes such as Molybdenum-100 and/or Silicon-28.

In October 2021, we acquired physical assets, including equipment, of Molybdos (Pty) Limited (Molybdos) located at the plant after having been declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 (the Molybdos Business Rescue Auction) and we licensed the ASP technology for the production of Mo-100 from Klydon Proprietary Ltd (Klydon).  We subsequently entered into a turnkey contract with Klydon pursuant to which Klydon  agreed to provide us a first commercial-scale isotope enrichment plant. The activities to be undertaken or performed by Klydon include: taking control of the assets acquired by us in the Molybdos Business Rescue Auction; the design of an enrichment facility; the supply of required components, equipment and labor; the installation, testing and commissioning of the enrichment facility; securing all required approvals, regulatory authorizations and other required consents for the operation of the plant; providing training to local ASP Isotopes South Africa (Proprietary) Limited personnel to enable them to operate the plant going forward; and providing warranties in relation to the performance targets of the plant which are required to be met. Klydon will also be responsible for liaising with the relevant South African authorities including the South African Non-Proliferation Council, the Nuclear Suppliers Group and International Atomic Energy Agency to ensure that the enrichment plant is compliant with international laws and guidelines.

In July 2022, we acquired a pilot plant, previously used by Klydon Proprietary Ltd (Klydon) to enrich Silicon-28 up to an abundance of 96.6%.  This enriched Silicon-28 was then used for experimental work in the solar and electronics industries.  We have spent the subsequent six months refurbishing and upgrading the facility so that it can produce commercial quantities of Carbon-14. In September 2022, we entered into a Memorandum of Understanding (MOU) with a North American customer for the entire capacity of this facility, under which we will supply the customer with C-14 enriched to 85%.  The timing, quantity and supply date are subject to future agreement between the parties. The MOU states that the customer will supply the feedstock and we will enrich it under a tolling agreement.

Demonstrate the capability to produce C-14, Mo-100 and Si-28 using the ASP technology and capitalize on the opportunity to solve many supply chain challenges that currently exist.

We intend to demonstrate the capability to produce C-14, Mo-100 and Si-28 at a scale that can support anticipated customer demand for all three isotopes.

Historically, Russia has been the sole supplier of C-14, which is used as a tracer in the development of new pharmaceuticals and agrochemicals.  The supply chain has been inherently fragile with inconsistent service.  Subject to the supply of feedstock from our customer, we intend to start the enrichment of C-14 during 2024.

Mo-100 as alternative and potentially more convenient production route for Tc-99m used in nuclear medical diagnostic procedures. Mo-99’s decay product, technetium-99m (Tc-99m), is used in medical procedures to diagnose heart disease and cancer, to study organ structure and function, and to perform other important medical applications. We intend to offer our Mo-100 to customers that may convert Mo-100 into Mo-99 or directly into Tc-99m, and we believe that the use of Mo-100 in this way will be an attractive alternative route to production of Tc-99m for a number of reasons.

•	Only a small number of major reactors located around the world (e.g., Australia, Belgium, the Netherlands and South Africa) produce large-scale amounts of Mo-99, and these reactors are taken off-line periodically for refueling and maintenance and go off-line on an unscheduled basis due to the need for extended repairs, which results in a global Mo-99 supply chain that is lengthy, complex and prone to interruption and has experienced supply shortages. Customers that could use and stockpile Mo-100 would not have to manage the periodic shortages and supply chain challenges related to Mo-99.

•	Mo-99 (a radioisotope with a 66-hour half-life) decays and loses activity in transit, so it must be moved through the supply chain quickly to minimize decay losses and it cannot be stockpiled. Mo-100 (a stable isotope of molybdenum that does not decay) will not decay in transit, so the supply chain would not be dependent on elapsed time from production of Mo-100 to the delivery of a Tc-99m dose to a hospital or clinic.

•	Mo-99 (with decay product Tc-99m) must be shipped in shielded transport containers that comply with the regulatory requirements for safe transport of radioactive material. Mo-100 is stable (non-radioactive) and therefore does not have the same handling and shipping requirements.

Isotopically enriched silicon is regarded as a promising material for semiconductor quantum information due to very long coherence times and its compatibility with the readily available industrial platform.  We believe that the ASP technology is ideally suited to the production of this isotope because ASP technology has the ability to enrich molecules of low molecular mass.  Other electronic gasses that can likely be enriched using ASP Technology include disilane and germane.

Continue identifying potential offtake customers and strategic partners for our isotopes.

We have already seen significant interest from potential offtake customers for the isotopes that we intend to produce. In November, 2022 we entered a 25-year supply agreement for highly enriched Mo-100 with BRICEM (Beijing Research Institute of Chemical Engineering Metallurgy). The contract has a value of up to $27.0 million per annum.  We have had or are currently in active dialogue with many other potential customers that could use the entire anticipated annual capacity of an initial plant. In September 2022, we entered into an MOU for a tolling agreement with a potential Canadian Customer for the entire capacity of our C-14 production facility.  We are currently in discussions with potential customers that have interest in entering into long term supply agreements for kilogram quantities of Si-28 and larger quantities of Zn-68 and Cl-37.

Demonstrate the capability to produce high-assay low-enriched uranium (HALEU) using the ASP technology and meet anticipated demand for the new generation of HALEU-fueled small modular reactors and advanced reactor designs that are now under development for commercial and government uses.

We plan to begin research and development for the enrichment of uranium to demonstrate our capability to produce HALEU using the ASP technology. We anticipate a future demand for HALEU for the new generation of HALEU-fueled small modular reactors (SMRs) and advanced reactor designs that are now under development for commercial and government uses. SMRs are viewed as being cheaper, safer, and more versatile than traditional large scale nuclear reactors and development of the new technology is receiving considerable funding from the U.S. Department of Energy, as well as from the governments of other countries. There is currently no commercial production of HALEU in the United States and there has been a reliance on delivery from other countries, particularly Russia. We are currently conducting a feasibility study with respect to constructing an enrichment facility in either the United States or an international location. We would need to obtain approval of the U.S. Nuclear Regulatory Commission to produce HALEU in a U.S.-based facility.

Our Strengths

ASP technology developed by Klydon.

The aerodynamic separation technique has its origins in the South African uranium enrichment program in the 1980s and the ASP technology has been developed during the last 18 years by the scientists at Klydon. To date, the scientists at Klydon have constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively. While the technology has not yet been used to enrich either Molybdenum or Uranium or heavier isotopes, we believe the success of the enrichment process for oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology from laboratory to commercial. We have exclusive worldwide licenses from Klydon for the production of all isotopes and, if our research and development is successful (and subject to obtaining applicable regulatory approvals and appropriate licenses), we plan to commercialize many different isotopes produced using the ASP technology. To date, we have completed the construction of one isotope enrichment facility, but we have not yet produced any commercial quantities of isotopes and we have not yet demonstrated the ability to produce any isotope in commercial quantities using ASP technology.

High barriers to entry.

We have exclusive worldwide licenses to the ASP technology for the production of all isotopes. Klydon has spent the last 18 years and tens of millions of dollars developing the aerodynamic separation technique used in the ASP technology, generating critical trade secrets. We believe our competitors lag behind us in terms of the technical expertise of our senior management and the know-how contained in the aerodynamic separation technique, and will be unable to replicate the expected results of the ASP technology, even as we expect to continue to improve the existing technology and processes. Additionally, the high capital costs of development of proprietary technologies, significant lead times required to construct new enrichment facilities, as well as stringent regulatory and operating requirements applicable to enrichment facilities, adds to the significant barriers to entry for smaller competing market participants.

ASP technology is a flexible platform with the potential to produce many different isotopes that could serve a large addressable markets.

ASP technology is a flexible platform, compact in size and weight, and easily scaled to industrial level with number of separation devices added in parallel. The ASP technology also has few moving parts, with low capital and operating costs in comparison to alternatives. The technology is particularly efficient at enriching isotopes of low atomic mass. We believe that, assuming receipt of required regulatory approvals and governmental permits, the ASP technology can be deployed quickly and with a relatively minimal capital cost, to enrich many different isotopes that we believe consumers require both today and in the future in end markets such as healthcare, technology and energy. We also believe that the ASP technology is well-positioned to address a substantial global HALEU market that is contemplating a transition from petroleum-based energy to energy produced in a new generation of HALEU-fuelled SMRs and advanced reactors.

ASP technology is designed to be low cost, low energy, and environmentally friendly.

We recently completed the construction of our first isotope enrichment facility using SP technology located in Pretoria, South Africa. The ASP technology is designed to be scalable, low cost, low energy, and environmentally friendly, with no radioactive waste or hazardous materials produced in the process and planned arrangements to reuse chemical by-products.

Experienced team

Our board of directors and advisers have specialized expertise in isotopes enrichment, R&D, technology, plant development and manufacturing. Dr Einar Ronander, who serves as Chief Scientific Adviser to our board of directors, and Dr Hendrik Strydom, one of our directors, previously co-founded Klydon. The scientific team at Klydon combined has decades of experience in research and development of isotopes enrichment and amassed deep knowledge in the field.

Our board of directors and our management team also has broad experience and successful track records in biopharmaceutical research, chemicals, manufacturing and commercialization, as well as in business, operations, and finance. Our board of directors’ and management team’s experience was gained at leading companies and financial institutions that include, Barclays Capital, Bear Stearns, Deutsche Bank, Highbridge Capital, Investec Bank, Lehman Brothers, LyondellBasell, Morgan Stanley and Soros Fund Management.

Technical Background

What are Isotopes?

Isotopes are two or more types of atoms that have the same atomic number (number of protons in their nuclei) and position in the periodic table (and hence belong to the same chemical element), and that differ in nucleon numbers (mass numbers) due to different numbers of neutrons in their nuclei. While all isotopes of a given element have almost the same chemical properties, they have different atomic masses and physical properties.

The number of protons within the atom’s nucleus is called atomic number and is equal to the number of electrons in the neutral (non-ionized) atom. Each atomic number identifies a specific element, but not the isotope; an atom of a given element may have a wide range in its number of neutrons. The number of nucleons (both protons and neutrons) in the nucleus is the atom’s mass number, and each isotope of a given element has a different mass number. For example, carbon-12, carbon-13, and carbon-14 are three isotopes of the element carbon with mass numbers 12, 13, and 14, respectively. The atomic number of carbon is 6, which means that every carbon atom has 6 protons so that the neutron numbers of these isotopes are 6, 7, and 8 respectively.

There are 23 isotopes of Silicon, all of which have 14 protons and 14 neutrons but have between 8 and 30 neutrons. The table below shows a selection of those isotopes. Three isotopes are stable which have mass numbers of 28, 29 and 30 which have 14, 15 and 16 neutrons respectively. The other 20 isotopes are radioactive and decay with short half lives and are therefore do not typically exist in naturally occurring silicon. In naturally occurring silicon, the isotope with atomic mass of 28 is usually the most abundant, typically accounting for approximately 92.22% of the material. The isotope with atomic mass of 29 typically accounts for 4.69% of the material and the isotope with atomic mass of 30 typically accounts for 3.09% of the material.

Molybdenum has 33 known isotopes, ranging in atomic mass from 83 to 115, as well as four metastable nuclear isomers. Seven isotopes occur naturally, with atomic masses of 92, 94, 95, 96, 97, 98, and 100. All unstable isotopes of molybdenum decay into isotopes of zirconium, niobium, technetium, and ruthenium.

Uranium is a naturally occurring radioactive element that has no stable isotope. It has two primordial isotopes, uranium-238 and uranium-235, which have long half-lives and are found in appreciable quantity in the Earth’s crust. The decay product, uranium-234 is also found. Other isotopes such as uranium-233 have been produced in breeder reactors. In addition to isotopes found in nature or nuclear reactors, many isotopes with far shorter half-lives have been produced, ranging from U-214 to U-242 (with the exception of U-220 and U-241). The standard atomic weight of natural uranium is 238.02891 with 99.27% of naturally occurring uranium being the isotope with an atomic mass of 238.051.

Selected isotopes of Silicon						Selected isotopes of Molybdenum						Selected isotopes of Uranium
Nuclide	Protons	Neutrons	Isotopic Mass	Half Life	Natural abundance	Nuclide	Protons	Neutrons	Isotopic Mass	Half Life	Natural abundance	Nuclide	Protons	Neutrons	Isotoopic Mass	Half Life	Natural abundance
22	14	8	22.036	29 ms		91	42	49	90.912	15.49 min		225	92	133	225.029	62 ms
23	14	9	23.025	42.3 ms		92	42	50	91.907	Stable	14.65%	226	92	134	226.029	269 ms
24	14	10	24.012	140 ms		93	42	51	92.907	4000 y		227	92	135	227.031	1.1 m
25	14	11	25.004	220 ms		94	42	52	93.905	Stable	9.19%	228	92	136	228.031	9.1 m
26	14	12	25.992	2.245 s		95	42	53	94.906	Stable	15.87%	229	92	137	229.034	57.8 m
27	14	13	26.987	4.15 s		96	42	54	95.905	Stable	16.67%	230	92	138	230.034	20.23 d
28	14	14	27.977	Stable	92.22%	97	42	55	96.906	Stable	9.58%	231	92	139	231.036	4.2 d
29	14	15	28.977	Stable	4.69%	98	42	56	97.905	Stable	24.29%	232	92	140	232.037	68.9 y
30	14	16	29.974	Stable	3.09%	99	42	57	98.908	2.75 d		233	92	141	233.04	1.592 e5 y	Trace
31	14	17	30.975	157.36 min		100	42	58	99.907	Stable	9.74%	234	92	142	234.041	2.455 e5 y	Trace
32	14	18	31.974	153 y	trace	101	42	59	100.910	14.61 m		235	92	143	235.044	7.038 e8 y	0.72%
33	14	19	32.978	6.18 s		102	42	60	101.910	11.3 m		236	92	144	236.046	2.342 e7 y	Trace
34	14	20	33.979	2.77 s		103	42	61	102.913	67.5 s		237	92	145	237.049	6.752 d	Trace
35	14	21	34.985	780 ms		104	42	62	103.914	60 s		238	92	146	238.051	4.468 e9 y	99.27%
36	14	22	35.987	450 ms		105	42	63	104.917	35.6 s		239	92	147	239.054	23.45 m
37	14	23	36.993	90 ms		106	42	64	105.918	8.73 s		240	92	148	240.057	14.1 h	Trace
38	14	24	37.996	90 ms		107	42	65	106.922	3.5 s		242	92	150	242.063	16.8 m

Methods of Separation and Enrichment of Isotopes

Isotope enrichment is the process of concentrating specific isotopes of a chemical element by removing other isotopes. During the last century, a number of different methods have been developed to separate and enrich isotopes. The current separation or enrichment processes are based either on the atomic weight of the isotope, small differences in chemical reaction rates produced by different atomic weights or are based on properties not directly connected to atomic weight such as nuclear resonances.

Diffusion

Often performed on gases, but also on liquids, the diffusion method relies on the fact that in thermal equilibrium, two isotopes with the same energy will have different average velocities. The lighter atoms (or the molecules containing them) will travel more quickly and be more likely to diffuse through a membrane. The difference in speeds is proportional to the square root of the mass ratio, so the amount of separation is small and many cascaded stages are needed to obtain high purity. This method is expensive due to the work needed to push gas through a membrane and the many stages necessary.

Centrifugal

Centrifugal methods rapidly rotate the material allowing the heavier isotopes to go closer to an outer radial wall. This too is often done in gaseous form using a Zippe-type centrifuge.

A Zippe-type centrifuge relies on the force resulting from centripetal acceleration to separate molecules according to their mass, and can be applied to most fluids. The dense (heavier) molecules move towards the wall and the lighter ones remain close to the center. The centrifuge consists of a rigid body rotor rotating at full period at high speed. Concentric gas tubes located on the axis of the rotor are used to introduce feed gas into the rotor and extract the heavier and lighter separated streams. For U-235 production, the heavier stream is the waste stream and the lighter stream is the product stream. Modern Zippe-type centrifuges are tall cylinders spinning on a vertical axis, with a vertical temperature gradient applied to create a convective circulation rising in the center and descending at the periphery of the centrifuge. Diffusion between these opposing flows increases the separation by the principle of countercurrent multiplication.

In practice, since there are limits to how tall a single centrifuge can be made, several such centrifuges are connected in series. Each centrifuge receives one input and produces two output lines, corresponding to light and heavy fractions. The input of each centrifuge is the output (light) of the previous centrifuge and the output (heavy) of the following stage. This produces an almost pure light fraction from the output (light) of the last centrifuge and an almost pure heavy fraction from the output (heavy) of the first centrifuge.

Electromagnetic

Electromagnetic separation is mass spectrometry on a large scale, so it is sometimes referred to as mass spectrometry. It uses the fact that charged particles are deflected in a magnetic field and the amount of deflection depends upon the particle’s mass. It is very expensive for the quantity produced, as it has an extremely low throughput, but it can allow very high purities to be achieved. This method is often used for processing small amounts of pure isotopes for research or specific use (such as isotopic tracers), but is impractical for industrial use.

Laser

In this method, a laser is tuned to a wavelength which excites only one isotope of the material and ionizes those atoms preferentially. The resonant absorption of light for an isotope is dependent upon its mass and certain hyperfine interactions between electrons and the nucleus, allowing finely tuned lasers to interact with only one isotope. After the atom is ionized it can be removed from the sample by applying an electric field. This method is often abbreviated as AVLIS (atomic vapor laser isotope separation). This method has only recently been developed as laser technology has improved, and is currently not used extensively.

Chemical Methods

Although isotopes of a single element are normally described as having the same chemical properties, this is not strictly true. In particular, reaction rates are very slightly affected by atomic mass. Techniques using this are most effective for light atoms such as hydrogen. Lighter isotopes tend to react or evaporate more quickly than heavy isotopes, allowing them to be separated. This is how heavy water is produced commercially

Gravity

Isotopes of carbon, oxygen, and nitrogen can be purified by chilling these gases or compounds nearly to their liquefaction temperature in very tall (200 to 700 feet (61 to 213 m)) columns. The heavier isotopes sink and the lighter isotopes rise, where they are easily collected.

The Aerodynamic Separation Process (ASP) Technology

ASP technology is proprietary technology licensed from Klydon which succeeds earlier work, first detailed in the scientific media in the mid-1970s, relating to an industrial scale enrichment plant for uranium that was constructed utilizing the so-called “stationary-wall centrifuge”. The original technology was highly energy consuming and was not able to compete on an economic basis with other methods of isotope separation. The innovative development of the ASP technology over the past 18 years has culminated in a more advanced separation device that we believe can compete on a commercial scale with other methods of isotope separation. The ASP separation device separates both gas species and isotopes in a volatile state via an approximate flow pattern as shown below.

Gas flow pattern inside ASP separation device.

The ASP enrichment process uses an aerodynamic technique similar to a stationary wall centrifuge. The isotope material in raw gas form enters the stationary tube at high speed by tangential injection through finely placed and sized openings in the surface of the tube. The gas then follows a flow pattern that results in two gas vortexes occurring around the geometrical axis of the separator. The isotope material becomes separated in the radial dimension as a result of the spin speed of the isotope material reaching several hundred meters per second. An axial mass flow component in each tube feeds isotope material to the respective ends of the separator where the collection of the portions of isotope material is accomplished.

The advantages of ASP technology are as follows:

•	No moving parts, with low capital and operating costs in comparison to alternatives.

•	Compact in size and weight.

•	Easily scaled to industrial level with number of separation devices added in parallel.

•	The separation process occurs inside a closed cylindrical container and is a volume technology, i.e., the process efficiency is not affected by poisoning of surface contaminates as is the case for surface separation processes.

•	ASP operates very efficiently at molecular masses below 100 atomic mass units, unlike other separation processes which are more efficient higher masses, which ASP can achieve equally well or to a superior degree.

•	ASP easily separates hydrogen gas from other gas components, e.g., harvesting hydrogen gas from carbon monoxide and carbon dioxide and altering the ratio of syngas mixture.

•	With the right material choice ASP handles even the most corrosive gases.

•	ASP can separate any isotopes that have a gaseous or volatile chemical compound.

•	Most of the subsystems are procured from off-the-shelf components.

•	An ASP plant can be constructed in any country that adheres to the International Atomic Energy Agency (IAEA) protocols for the protection of dual use technology.

ASP Plant Configuration

The figure below shows a schematic of an ASP cascade in operation. The cascade consists of several enrichment stages, connected in a 1-up-1-down cascade configuration. The stages can be grouped into segments. (This method of organizing stages is not reflected in the figure)

The bold blue arrows represent flows of the element into and out of the cascade:

•	H is the product, enriched in the isotope

•	L is the tails, stripped of the isotope

•	F = FX + FY is the feed stream at natural isotopic composition:

•	FX is the feed into the product stream of an adjoining stage.

•	FY is the feed into the tails stream of an adjoin

Each stage in the cascade is operated in one of two configurations:

(1)	A net backward flow of the isotope: Xi > Yi. These stages are referred to as “product”, situated in the so-called “product cascade section”, and their flows are marked with an “H” subscript.

(2)	A net forward flow of isotope: Xi < Yi. These stages are referred to as “tails”, situated in the so-called “tails cascade section”, and their flows are marked with an “L” subscript.

The red arrows represent the addition or extraction of carrier gas from the process. The arrows have been added for clarity and orientation, but the mass flows of the carrier gas will be ignored in the rest of the discussion as it pertains to the isotope mass flows only (as represented by the blue arrows). The carrier gas mass flows can be superimposed on any isotope mass balance using the molar mass characteristics of the ASP stages (see below).

The block marked “GS” represents the gas separator: a piece of equipment used to separate the carrier gas from the element of interest to the degree necessary to provide a suitable reflux stream to the tails cascade section.

The blue squares are simply suitable areas where streams can be split or mixed.

An ASP stage is characterized by functions of Y, the flow of isotope in its tails stream. The characteristics of interest are:

•	á(Y): the separation factor between the tails and product streams.

•	MY(Y): the molar mass of the tails stream.

•	MX(Y): the molar mass of the product stream.

•	P(Y): the stage’s power usage.

•	X(θ,Y): the flow of Zinc in the product stream, where θ= Y/(X+Y) is the cut defined in terms of isotope flows.

Note the following:

•	áis the ratio of the tails and product stream abundance ratios.

•	Y, X(θ,Y) and α(Y) describe the stage’s behaviour with regards to Zinc, while MY(Y) and MX(Y) defines its behaviour with regards to the carrier gas.

•	P, the stage’s power usage, depends on the ASP separator, but also on factors such as compressor efficiency, friction losses etc. It is therefore a partial function of stage design.

•	It is possible to define Pmin, the theoretical minimum energy usage of a stage, by assuming 100% efficient compressors and no losses in the stage. Pmin is a function of the ASP separator only. In practice P is a more useful metric, as the contribution of compressor inefficiencies to power consumption is significant.

•	Except for X, the stage’s characteristics are not defined in terms of the cut θ, as they are simply not sensitive to it above a certain lower limit θmin. In practice θmin is small enough that it has no influence on the normal operating envelope of the stage.

•	X is per definition a function of Y via θas indicated.

The cut of an ASP stage can be dynamically adjusted to any value larger than θmin, allowing its operating point to be changed online during production.

All stages in the product cascade section are operated at the same point < XH,YH >, where XH > YH, ensuring that a net backward flow of the process element, H = XH — YH is achieved. This corresponds to a cut of less than 50% and ensures a positive flow of enriched product.

All stages in the tails cascade section are operated at the same point < XL,YL >, where XL < YL, ensuring that a net backward flow of the process element, L = XL — YL is achieved. This corresponds to a cut of more than 50% and ensures a positive flow of stripped tails.

Depending on the production requirements of the cascade the product and tails section operation points can be moved relative to each other during production, obtaining different combinations of H and L (and therefore different feeds F = H + L). The smaller H (or L) is chosen, the closer the product (or tails) section cut moves to 50%. If all stages are operated at a cut of 50%, the cascade is operated at full reflux, no product, tails, or feed streams are present, and the maximum process element concentration gradient will exist.

ASP Technology In Use

To date, the scientists at Klydon have constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively, and remain fully operational. We believe the success of the enrichment of oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. We are currently constructing two enrichment plants, which, if successful, will be able to produce C-14, Mo-100 and/or Si-28.

Nuclear Medicine

Nuclear medicine is a medical specialty that utilizes radioactive isotopes, referred to as radionuclides, to diagnose and treat disease. These radionuclides are incorporated into radiopharmaceuticals and introduced into the body by injection, swallowing, or inhalation. Physiologic/metabolic processes in the body concentrate the tracers in specific tissues and organs; the radioactive emissions from the tracers can be used to noninvasively image these processes or kill cells in regions where radionuclides have concentrated.

Other types of noninvasive diagnostic procedures — for example, computed tomography (CT) and magnetic resonance imaging (MRI) — can detect anatomical changes in tissues and organs as the result of disease. Nuclear medicine procedures can often detect the physiological and metabolic changes associated with disease before any anatomical changes occur. Such procedures can be used to identify disease at early stages and evaluate patients’ early responses to therapeutic interventions.

Single Photon Emission Computed Tomography (SPECT) generates three-dimensional (3D) images of tissues and organs using radionuclides that emit gamma rays; the most used radionuclide is Technitium-99m (Tc-99m), often referred to as the ‘work-horse’ of nuclear medicine. Individual gamma rays emitted from the decay of these radionuclides (i.e., single photon emissions) are detected using a gamma camera. This camera technology is used to obtain two-dimensional (2D) images; 3D SPECT images are computer generated from many 2D images recorded at different angles.

Positron Emission Tomography (PET) generates 3D images of tissues and organs using tracers that emit positrons (i.e., positive electrons): for example, fluorine-18 (F-18). Annihilation reactions between the positrons from these radionuclides and electrons present in tissues and organs produce photons. (Two photons are emitted simultaneously for each annihilation reaction and essentially travel in opposite directions.) The photon pairs are detected with a camera having a ring of very fast detectors and electronics. PET images generally have a higher contrast and spatial resolution than do SPECT images. However, PET equipment is more expensive and therefore not as widely available as SPECT equipment. Additionally, most PET tracers have short half-lives (e.g., nitrogen-13 (N-13): 10 minutes, carbon-11 (C-11): 20 minutes, and F-18: 110 minutes), so they must be produced close to their point of use.

Technetium-99m (Tc-99m)–the most widely used radioisotope in Nuclear Imaging

Tc-99m is used in approximately 80 percent of all nuclear medicine procedures performed worldwide each year.

Tc-99m is a particularly useful imaging radionuclide because it:

•	Has a sufficiently long half-life (~6 hours) to be usable in nuclear medicine procedures.

•	Emits energetic gamma rays (140 kiloelectron volts [keV]) that can be detected efficiently with widely available camera technologies.

•	Provides low patient doses for some procedures because of its short half-life and lack of alpha or beta radiations

Tc-99m-based radiopharmaceuticals are used to diagnose disease in many tissue and organ systems, including bone, brain, heart, kidneys, liver, and lungs. About 50 percent of Tc-99m utilization in the United States is in nuclear cardiology, predominantly for myocardial perfusion imaging which images blood flow through heart muscle.

Because Tc-99m has a half life of just 6 hours, it cannot be stored or shipped long distances and it is currently produced using a technetium generator, which contains Molybdenum-99 which has a half-life of about 66-hours. In the reactor, Mo-99 decays to Tc-99m by emitting a beta particle (an electron). About 88 percent of the decays produce Tc-99m, which subsequently decays to the ground state, Tc-99g, by emitting a gamma ray. About 12 percent of the decays produce Tc-99g directly. Tc-99g decays to stable (i.e., nonradioactive) ruthenium-99 (Ru-99) after emitting a beta particle.

Technetium generators are systems that store Mo-99 and allow its decay product, Tc-99m, to be recovered for use. Most technetium generators are designed to be used with high-specific-activity Mo-99 (>1,000 Ci/g) produced by U-235 fission. The generator consists of an alumina (Al2O3) column having the diameter of a large pencil along with associated filters and tubing for obtaining Tc-99m

This apparatus is installed into radiation-shielded packages for shipment to Tc-99m suppliers. The generator includes both the package and its contained apparatus. Technetium generators can contain from 1 to 19 Ci of Mo-99, matched to address the needs and workloads of Tc-99m suppliers

It takes 18-24 hours to prepare technetium generators for shipment. Preparation involves loading the molybdate solution onto the columns and sterilizing them; installing the columns, tubing, and filters into the shielded generator package; and packaging the generators for shipment. Tc-99m generators are typically shipped to Tc-99m suppliers within a day of their manufacture. Generators are shipped in regulatory-compliant boxes. The delivery methods can be air, ground, or a combination of both depending on customer location and contracted transportation network.

The Mo-99 Market

The global medical community depends on a reliable supply of the radioisotope Mo-99 for nuclear medical diagnostic procedures. As previously described, Mo-99’s decay product, technetium-99m (Tc-99m), is used in over 40,000 medical procedures in the United States each day to diagnose heart disease and cancer, to study organ structure and function, and to perform other important medical applications.

In 2020, it is estimated (by Future Market Insights Inc, a global market research firm), that the Molybdenum 99 market generated revenues of approximately $3.8 billion. North America accounted for almost half of the Mo-99 demand. Approximately 62% of Mo-99 was used in hospitals while approximately 38% of Mo-99 use was in diagnostic centers.

The Mo-99 Supply Chain

The global Mo-99 supply chain is inherently fragile. The fragility stems primarily from two factors:

1.

Mo-99 and its daughter isotope Tc-99m have short half-lives (66 and 6 hours, respectively) and therefore cannot be stockpiled. These radioisotopes need to be produced and delivered to the supply chain on a weekly or more frequent basis.

2.	Global supply of Mo-99 currently relies on a small number of aging reactors worldwide and a small number of suppliers.

The current Mo-99 supply chain is also lengthy and prone to interruption throughout its course.

Recent Government Efforts to Increase Mo-99 Availability

Given the regular supply side shortages in the Mo-99 market, and widely anticipated shutdown of many of the current reactors, there is considerable focus on alternative methods of Tc-99m production. In 2012, Congress passed the American Medical Isotopes Production Act (AMIPA), which directed the National Nuclear Security Administration (NNSA) to establish a technology-neutral program to support the establishment of domestic supplies of Mo-99 without the use of HEU. NNSA has implemented this by competitively awarding 50%/50% cost-shared cooperative agreements to commercial entities and providing funds to the Department of Energy’s (DOE) National Laboratories to support development of non-HEU Mo-99 production technologies.

NNSA currently manages cooperative agreements with three U.S. companies, all developing diverse Mo-99 production technologies:

•	NorthStar Medical Radioisotopes, LLC (Beloit, Wisconsin)
	•	Neutron capture technology using molybdenum-98 targets
	•	Accelerator-based technology using molybdenum-100 targets
•	SHINE Technologies, LLC (Janesville, Wisconsin)
	•	Accelerator with fission technology to produce Mo-99 with an LEU solution target
•	Niowave, Inc. (Lansing, Michigan)
	•	Superconducting electron linear accelerator with fission technology to produce Mo-99 with LEU targets

 Mo-100 as an Alternative Intermediate to Produce Mo-99 and Tc-99m

Mo-100 is a stable isotope of molybdenum that does not decay. Naturally occurring molybdenum contains approximately 9.74% molybdenum-100. When highly enriched so that the Molybdenum contains >95% of the Mo-100 isotope, it can be used to produce either Mo-99 or Tc-99 via either photon-induced transmutation of Mo-100 into Mo-99 or via proton bombardment of Mo-100 into Tc-99m. The use of particle accelerators for the production of Mo-99 and direct production of Tc-99m has been studied extensively and the use of a particle accelerator conveys certain advantages and disadvantages. Accelerators produce ion beams and accelerate ions to higher energies by using oscillating electromagnetic fields. The accelerated particle beams have the capability of irradiating specific targets to produce Mo-99 and/or Tc-99m.

We intend to offer our Mo-100 to customers that may convert Mo-100 into Mo-99 or Mo-100 directly into Tc-99m. We believe that customers will be able to convert Mo-100 into Mo-99 using a cyclotron or a linear accelerator. The Mo-99 can then be converted into Tc-99m using a technetium generator. The technetium generators that are currently available will likely require some modifications in order to use the Mo-99 that has been produced via a cyclotron or a linear accelerator. These modifications will likely mean that new generator will require approval by healthcare regulators such as the Food and Drug Administration (FDA) in the United States and the European Medicines Agency (EMA) in Europe.

Customers may convert Mo-100 directly into Tc-99m using a cyclotron, which would eliminate the need for a technetium generator. To date, only one healthcare regulator (Health Canada) has approved the use of Tc-99m that has been directly produced from Mo-100 in a low powered cyclotron. We believe it is likely that healthcare regulators in other countries will also require clinical data to support the use of Tc-99m that is produced directly from Mo-100.

ASP Technology for Silicon-28 Enrichment

Si-28 is a stable isotope of silicon that does not decay. Isotopically enriched Si-28 is regarded as an ideal host material for semiconducting quantum computing due to the lack of Si-29 nuclear spins.  The presence of Si-29 in concentrations above 500 parts per million (ppm) (0.05%) prevents effective performance.  The lower the concentration of Si-29, the better a silicon quantum processor will perform in terms of computational power, accuracy and reliability.  Unlike traditional centrifuges, which are suited to enriching gases with a high molecular mass, ASP Technology is highly suited to of enriching gases with a low molecular mass such as silane (SiH4).

Quantum computers are expected to be thousands or millions of times more powerful than the most advanced of today’s conventional computers, opening new frontiers and opportunities in many industries, including medicine, artificial intelligence, cybersecurity, global logistics and global financial systems. Many countries around the world are investing heavily in the development of quantum computing technology, with governments and key corporates (such as Intel, IBM, Google, Microsoft and others) vying for leadership in this emerging strategic industry.

ASP Technology for Carbon-14 Enrichment

C-14 is a radioactive isotope of carbon with a half life of 5,700 years that has a natural abundance of 1 part per trillion. The different isotopes of carbon do not differ appreciably in their chemical properties. This resemblance is used in chemical and biological research, in a technique called carbon labelling: carbon-14 atoms can be used to replace nonradioactive carbon, in order to trace chemical and biochemical reactions involving carbon atoms from any given organic compound.

Carbon-14 is produced as a waste product in certain nuclear reactors.  In September 2022, we entered into an MOU with a potential Canadian Customer that provides consulting services to many nuclear reactors in North America.  Under the terms of the MOU, it is anticipated that the customer will supply C-14 already enriched to at least 0.5%, which it sources from the waste products of nuclear reactors.  We will enrich the C-14 to an abundance of over 85% under a “take or pay” agreement.  The customer will be responsible for all non-enrichment activities and all marketing and sales of all finished product.

ASP Technology for Uranium Enrichment

We believe our ASP technology is also capable of enriching Uranium, which we may be able to commercialize as a nuclear fuel component for use in the new generation of HALEU-fuelled small modular reactors that are now under development for commercial and government uses.

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries including the United States. According to the World Nuclear Association (“WNA”), there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U-235”) and uranium-238 (“U-238”). The concentration of U-235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require LEU fuel with a U-235 concentration greater than natural uranium and up to 5% by weight. Future reactor designs currently under development will likely require higher U-235 concentration levels of up to 20%. Uranium enrichment is the process by which the concentration of U-235 is increased (see discussion on HALEU demand below).

Separative work units (“SWU”) are a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U-235 and depleted uranium having a lower percentage of U-235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be contained in LEU under this formula is referred to as its uranium or “feed” component. Currently, it is fairly common practice to purchase both the SWU and uranium components of LEU from the enrichment company. Therefore, LEU prices typically consist of two prices or components: SWU and uranium.

The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:

•	Mining and Milling. Natural, or unenriched, uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion. Uranium ore concentrates (“UO”) are combined with fluorine gas to produce uranium hexafluoride (“UF”), a solid at room temperature and a gas when heated. UF is shipped to an enrichment plant.

•	Enrichment. UF is enriched in a process that increases the concentration of the U isotope in the UF from its natural state of 0.711% up to 5%, or LEU, which is usable as a fuel for current light water commercial nuclear power reactors. Future commercial reactor designs may use uranium enriched up to 20% U, or HALEU.

•	Fuel Fabrication. LEU is then converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants. As the advanced reactor market develops, HALEU may be converted to uranium oxide, metal, chloride or fluoride salts, or other forms and loaded into a variety of fuel assembly types optimized for the specific reactor design.

•	Nuclear Power Plant. The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 20% of U.S. electricity and 10% of the world’s electricity.

•	Used Fuel Storage. After the nuclear fuel has been in a reactor for several years, its efficiency is reduced and the assembly is removed from the reactor’s core. The used fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the used fuel into steel or concrete and steel casks for interim storage.

The World is Transitioning to Newer Smaller Reactors

As the world transitions to a decarbonized electric grid, society is gradually decreasing its reliance on fossil fuels and increasing its reliance on “clean energy”. There appears to be bipartisan support for the growth of nuclear energy and the Biden Administration has identified carbon-free nuclear power as an essential part of achieving a net-zero CO2 economy by 2050. Nuclear power, through the operating light water reactor fleet and the deployment of advanced reactors, is poised to be an increasing contributor to carbon free energy in the U.S. and internationally. The United States leads the world in technology innovation with more developers of advanced reactors than any other country.

Small modular reactors (SMRs) are advanced nuclear reactors that have a power capacity of up to 300 MW(e) per unit, which is about one-third of the generating capacity of traditional nuclear power reactors. SMRs, which can produce a large amount of low-carbon electricity, are:

•	Small — physically a fraction of the size of a conventional nuclear power reactor.

•	Modular — making it possible for systems and components to be factory-assembled and transported as a unit to a location for installation.

•	Reactors — harnessing nuclear fission to generate heat to produce energy.

Many of the benefits of SMRs are inherently linked to the nature of their design — small and modular. Given their smaller footprint, SMRs can be sited on locations not suitable for larger nuclear power plants. Prefabricated units of SMRs can be manufactured and then shipped and installed on site, making them more affordable to build than large power reactors, which are often custom designed for a particular location, sometimes leading to construction delays. SMRs offer savings in cost and construction time, and they can be deployed incrementally to match increasing energy demand.

In comparison to existing reactors, proposed SMR designs are generally simpler, and the safety concept for SMRs often relies more on passive systems and inherent safety characteristics of the reactor, such as low power and operating pressure. This means that in such cases no human intervention or external power or force is required to shut down systems, because passive systems rely on physical phenomena, such as natural circulation, convection, gravity and self-pressurization. These increased safety margins, in some cases, eliminate or significantly lower the potential for unsafe releases of radioactivity to the environment and the public in case of an accident.

SMRs have reduced fuel requirements. Power plants based on SMRs may require less frequent refueling, every 3 to 7 years, in comparison to between 1 and 2 years for conventional plants. Some SMRs are designed to operate for up to 30 years without refueling. SMRs are under construction or in the licensing stage in Argentina, Canada, China, Russia, South Korea and the United States of America.

Within the last five years significant legislation supporting the development and deployment of advanced reactors has been enacted: the Nuclear Innovation and Modernization Act, the Nuclear Energy Innovation and Capabilities Act, the Energy Act of 2020 and the Infrastructure Investment and Jobs Act. In addition, Congress established and funded the Advanced Reactor Demonstration Program which now supports two advanced reactor demonstrations to be deployed within seven years and eight other advanced reactor projects.

SMRs will require a different grade of enriched Uranium

Many advanced reactors, including the majority of the Advanced Reactor Demonstration Program awardees, will require High Assay Low Enriched Uranium (HALEU), and fuel forms very different from those manufactured for the current Light Water Reactors (LWRs). For example, the current generation of LWRs uses fuel enriched to less than 5% uranium-235. In contrast, many advanced non-LWR designs require enrichments between 5% and 20% with most above 10%.

Currently it is not possible to purchase HALEU between 10% and 20% from a commercial enricher in the United States. In the U.S., the infrastructure for the front-end of the fuel cycle for the utilization of low enriched uranium up to 5% U-235 is well defined. The U.S. has mining, conversion, enrichment, fabrication, and transportation capability. However, the infrastructure for producing and utilizing HALEU, in particular enrichments above 10%, is not established in the U.S. The mining and conversion infrastructure are common to all enrichment levels.

In 2020, the Department of Energy (DOE) selected two companies for awards under the Advanced Reactor Demonstration Program (ARDP) Pathway 1: Advanced Reactor Demonstrations. Both reactor designs require HALEU and can be operational in about seven years. Today, it is estimated that the companies selected for the demonstration pathway will require HALEU for their reactors beginning in 2024 to support fuel fabrication ahead of reactor startup. In addition, one of the companies under Pathway 2: Risk Reduction for Future Demonstrations will require HALEU in the 2024-2025 timeframe and other companies in Pathway 2 and 3 of the ARDP will also require HALEU. Privately funded companies are also working to deploy HALEU fueled reactors by the mid-2020s.

The Nuclear Energy Institute (NEI) believes that it is virtually impossible for HALEU to be provided to these companies in the needed quantities and timeframes from DOE inventories or commercial enrichers located in the U.S or Western Europe. Therefore, acquiring HALEU from other international suppliers will be required in the near term to support the larger goal of deploying advanced reactors in the U.S. in a timely manner. Deploying these reactors before 2030 will support climate goals and position the U.S. to be a strong exporter of advanced reactor technology. Per the recent NEI white paper, a robust domestic HALEU infrastructure is necessary to support both the domestic deployment of advanced reactors and the export of U.S. advanced reactor technologies requiring HALEU.

In a letter to the DOE captioned “Updated Need for High-Assay Low Enriched Uranium” dated December 20, 2021, the NEI provided an estimate of what U.S. HALEU demand may be during the next 15 years:

Estimated Annual Requirements for High Assay Low Enriched Uranium to 2035 (MTU/yr)

Company	A	B	C	D	E	F	G	H	I	J	Total	Cumulative
Year
2022	0.1	0.4					0.2		1.1	0.0	1.8	1.8
2023	0.1	3.1							4.4	0.1	7.7	9.5
2024	1.0	5.6	0.2	3.0			1.5		6.6	0.1	18.0	27.5
2025	1.0	3.8	0.4	3.0		5.0			11.0	1.6	25.8	53.3
2026	1.0	15.1		4.9		10.0	2.0	24.2	13.2	1.7	72.1	125.4
2027	1.0	26.5		7.9			4.0	24.2	13.2	1.9	78.7	204.1
2028	1.0	37.8		16.6		13.0	23.0	24.2	13.2	2.0	130.8	334.9
2029	1.0	26.3	1.8	30.5	17.0	18.0	14.0	24.2	16.5	2.4	151.7	486.6
2030	1.0	34.4	1.8	40.4	46.0	18.0	30.0	24.2	16.5	2.7	215.0	701.6
2031	23.0	42.5	6.2	53.0	29.0	22.0	33.0	24.2	16.5	2.9	252.3	954.0
2032	35.0	52.9	12.5	67.6	46.0	40.0	50.0	48.4	19.8	3.1	375.3	1329.2
2033	47.0	63.5	32.2	82.1	46.0	32.0	80.0	48.4	19.8	3.2	454.2	1783.4
2034	58.0	76.1	62.4	96.7	46.0	36.0	80.0	48.4	19.8	3.7	527.1	2310.5
2035	70.0	90.9	96.0	112.4	91.0	29.0	50.0	48.4	22.0	4.1	613.8	2924.3

Notes:

•	The material needs listed above are in metric tons of uranium per year and are a small amount compared to the approximately 2000 MTU used annually by the existing fleet of reactors.

•	The material needs listed above include enrichments between 10.9 and 19.75% U-235.

•	The year the material is needed is for fuel fabrication. Insertion in the reactor and reactor operations will occur in a later year.

•	The material needs that are less than 1 MTU/year are for irradiation samples, lead test rods and lead test fuel assemblies.

•	The material needs represent a few scenarios

•	The deployment of an advanced fuel design for the existing fleet of light-water reactors.

•	The deployment of multiple reactors of the same design that will not require refueling for many years.

•	The deployment of reactors that have annual refueling requirements.

•	These reactors include a range of sizes from a few Megawatt electric to 100s of Megawatt electric.

•	The data above does not include utilities that are considering enrichment between 5% and 10%.

ASP Technology is ideally suited to the production of HALEU

We believe that we are in a very different position to many of the entrenched domestic and international enrichers. Our innovative isotope enrichment process has a number of advantages over traditional gas centrifuges and other novel approaches currently being explored by other companies: cheaper in Capex, faster in construction, more flexible in design and location.

We estimate that the capital cost of constructing an ASP plant for uranium enrichment is approximately 75% cheaper than that of a traditional gas centrifuge enrichment facility. Our manufacturing plants are modular, so our construction time is likely faster and more flexible than competing technologies. Our enrichment facilities are smaller than traditional gas centrifuges which means we can place them near fuel fabrication facilities for enhanced security of production and transportation. Our operating costs of enriching uranium to 15.5% - 19.75% U-235 should be comparable to or cheaper than costs for other methods of uranium enrichment.

The table below compares the ASP process with a traditional gas centrifuge when applied to a 20 mT plant.

	ASP Plant	Gas Centrifuge
Separation mechanism	Stationary Wall Centrifuge	Differential diffusion
Capital Cost per plant	<$150 million	>$800 million
Energy use (kWh) per SWU	<500	50-240
Construction time	2-3 years	2-3 years
Levelized cost per SWU*	$65	$140

* for enrichment from 0.71% U235 to 5% U235

We are currently conducting a feasibility study with respect to constructing an enrichment facility in either the United States or an international location. Construction of a new ASP enrichment facility in US would be done in three phases. The first phase would involve the construction and validation of an ASP test bench, the engineering design of the first segment and obtaining required permits and licenses from regulators. Excluding the licensing process, we expect this phase would take approximately 9-12 months.

The second phase would involve the construction of the first segment and control systems for the plant and the engineering design of the additional stages. We expect this stage would take approximately 9-12 months, resulting in the plant capable of operating in a close-loop setup which would demonstrate enrichment and start to produce small quantities of enriched Uranium.

The third phase would involve the construction of the remaining segments that will complete the plant and the commissioning phase. We expect this phase would take approximately 20-30 months and the production volume would gradually ramp up to the final capacity of 20 metric tons per year. Importantly, subject to licensure, we can produce commercial quantities of HALEU by 2026 that would satisfy the anticipated demand from all the advanced reactor currently in development. We can supply HALEU at a price lower than the HALEU currently imported from international enrichers and considerably lower than any potential domestic supply that may evolve.

Much of the control systems, compressors and hardware used in a uranium enrichment plant would be similar to parts used to construct our Molybdenum plant in Pretoria. Our molybdenum plant uses molybdenum hexafluoride (MoF6) and a Uranium pant would use uranium hexafluoride (UF6).

Intellectual Property

Our business will depend on the proprietary ASP technology that we licensed from Klydon. To date, we and Klydon have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. As we intend to transition into the commercialization of isotopes, we envision our intellectual property and its security becoming more vital to our future. Pursuing patent protection remains part of the intellectual property protection philosophy and strategy and the advisability of establishing provisional patent rights is continuously assessed on a case-by-case basis in respect of both conceptual aspects and the specific applications thereof. Such assessments are made in consultation with regulatory bodies and with due consideration to the prospects of successfully obtaining patent protection in light of any disclosure constraints that are imposed by such bodies.

NMS Letter

On October 25, 2022, our outside counsel received a letter (the “NMS Letter”) from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of a license to the ASP technology for the separation of isotopes of Molybdenum that have medical applications to ASP Isotopes Inc. by Klydon violates a pre-existing exclusive sub-license to the ASP technology granted to Radfarma, as more fully described below. NMS and ASP Isotopes had previously been briefly in discussions regarding a potential future collaboration on technology and product development. However, these preliminary discussions have not been active for several months, after death of a lead NMS scientist and ASPI decision to explore other options.

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

The NMS Letter asserts, among other things, that the grant of a license to the ASP technology to ASP Isotopes Inc. by Klydon violates a covenant in the 2019 Radfarma Sub-License that the licensors shall not be entitled, directly or indirectly, to use, grant or otherwise give the rights, or any similar rights, which were granted to Radfarma under the 2019 Radfarma Sub-License to any other person for use in the territory. The sub-license granted to Radfarma in the 2019 Radfarma Sub-License related to the use of intellectual property rights related to the ASP technology for the separation of isotopes of Molybdenum that have medical applications. “Territory” is defined in the 2019 Radfarma Sub-License as “the Kingdom of Norway for the construction of the 20-kilogram capacity plants; and means the international market where distribution agreements can be produced.” The NMS Letter asserts that while Klydon purported to give to ASP Isotopes Inc. a license to market the ASP technology globally, these rights were already granted to Radfarma.

The NMS Letter includes a request for ASP Isotopes Inc. to enter into discussions for an agreement with NMS based on terms proposed in previous correspondence from NMS. The previous correspondence from NMS included the following key prerequisites to a possible cooperation between NMS and ASP Isotopes Inc.:(1) NMS will be granted the right to set up an enrichment facility for a Mo-100 in Norway; (2) NMS will be granted the exclusive rights to sales, marketing, and distribution in Europe, while ASPI gets similar rights for the rest of the world; and (3) NMS will support the development of the Mo-100 target production and Mo-99 generator production and if required the sales operations of ASPI.

The NMS Letter does not include a threat of litigation against ASP Isotopes Inc. or any parties to the 2013 API Labs License or 2019 Radfarma Sub-License. However, if the licensed rights granted to us are found to be invalid or unenforceable (in whole or in part), or if our exclusive license agreement with Klydon is terminated or Klydon, as licensor, fails to abide by the terms of our exclusive license agreement, our ability to commercialize our future isotopes would suffer and our business, results of operations and financial condition may be adversely affected. If the prior sub-license granted to Radfarma is found to be valid, we would be required to cease using the ASP technology for the separation of isotopes of Molybdenum that have medical applications (unless we were able to obtain a license from Radfarma), and we would focus our business operations on the enrichment of isotopes other than Molybdenum.For example, instead of continuing to pursue the production of Molybdenum-100, we could focus on the production and commercialization of zinc, silicon and/or chlorine using the ASP technology. We expect that our Mo-100 plant in South Africa would need to be redesigned and retrofitted in order to produce other isotopes, which would take approximately six months and cost approximately $1.0 million. See “Risk Factors — Risks Related to Our Intellectual Property” — “We have received a letter asserting that the license for the ASP technology granted to us from Klydon, which is critical to our business, may be invalid because these rights were already granted to a third party, Radfarma” and “Our license for the ASP technology with Klydon may be found to infringe third party intellectual property rights.”

Based on information currently available, and after consultation with legal counsel in South Africa, management believes that our exclusive license for the enrichment of Molybdenum-100 and all other isotopes from Klydon are valid and the company will vigorously defend its rights.

Regulatory Environment

We are subject to a variety of laws and regulations, including but not limited to those of the United States and South Africa, that impose regulatory systems that govern many aspects of our operations, including our research and development activities involving the enrichment of isotopes in South Africa. In addition, these jurisdictions impose trade controls requirements that restrict trade to comply with applicable export controls and economic sanctions laws and requirements, and legal requirements that are intended to curtail bribery and corruption.

There are a number of regulators and treaties that govern and control our business and industry. The two principal ones that control and regulate the manufacturing of isotopes at our isotope enrichment facility in South Africa are the International Atomic Energy Agency (IAEA) and the Nuclear Non-Proliferation Treaty (NPT).

The IAEA is an international organization that seeks to promote the peaceful use of nuclear energy, and to inhibit its use for any military purpose, including nuclear weapons. The IAEA was established as an autonomous organization on 29 July 1957. Though established independently of the United Nations through its own international treaty, the IAEA Statute, the IAEA reports to both the United Nations General Assembly and Security Council. The IAEA statute currently has 173 member states, including South Africa.

The IAEA is authorized to conclude agreements with member states, in terms of which agreements the agency would perform certain functions and the relevant member states would be placed under certain obligations. The IAEA has concluded an extensive suite of agreements with South Africa. These agreements can be viewed on the website of the IAEA (https://www.iaea.org/resources/legal/country-factsheets) and include agreements that govern the physical protection of nuclear material, the notification of nuclear accidents, assistance in the case of nuclear accidents, nuclear safety, civil liability, and technical cooperation.

The Treaty on the Non-Proliferation of Nuclear Weapons, commonly known as the Non-Proliferation Treaty or NPT, is an international treaty whose objective is to prevent the spread of nuclear weapons and weapons technology, to promote cooperation in the peaceful uses of nuclear energy, and to further the goal of achieving nuclear disarmament and general and complete disarmament. Our South African subsidiary is registered with the South African Council for the Non-Proliferation of Weapons of Mass Destruction in terms of the Non-Proliferation of Weapons of Mass Destruction Act, 1993. Our registration certificate is valid until September 3, 2023. Representatives from the South African Council for the Non-Proliferation of Weapons of Mass Destruction regularly inspect our facility and conduct tests to monitor the activities that are taking place at our facilities.

In South Africa, government Notice 493 relates to nuclear-related dual-use equipment, materials and software and related technologies which can be used in their entirety or in part for the separation of uranium isotopes. ASP is classified as a dual use technology under the protocols of the IAEA and, as such, is subject to the controls that are implemented under these protocols. These controls comprise requirements that include:

•	membership of the IAEA and adherence to its protocols;
•	membership of the Nuclear Suppliers Group (NSG) and adherence to its protocols;

•	agreement to an “additional protocol” in light of uranium enrichment capabilities;
•	local laws that require permits for possession, operation and commercialization and regular reporting;
•	ad hoc inspections by the IAEA on 24 hour and in some cases 2 hours pre-warning;
•	requirement for proposed patent applications to be approved at ministerial level; and
•	cross-border technology transfer to be handled by the respective governments and approved by IAEA.

These regulations place strict limitations on what we can and cannot do. Security measures at our production facility and our offices are stringent. Access to our manufacturing plant is highly controlled. All employees and all visitors to the manufacturing plant are pre-screened by the South African Council for the Non-Proliferation of Weapons of Mass Destruction before being allowed employment or entry into the facility. Some of our suppliers also need to be registered with the South African Council for the Non-Proliferation of Weapons of Mass Destruction. Many of our computer systems are not connected to the external internet and confidential information is secured at a controlled location.

Currently, the production, distribution or sale of Mo-100 is not regulated by a healthcare regulator such as the Food and Drug Administration (FDA) in the USA, Health Canada in Canada, the European Medicines Agency in Europe and similar regulators in other countries. However, products that are produced from Mo-100 (such as Mo-99 and Tc-99m in a linear accelerator or cyclotron) are regulated by healthcare regulators and our customers are required to operate under the licensure of these healthcare regulators. Currently, the production and use of Tc-99m from Mo-100 in a cyclotron is only approved in one country (Canada).

Some of our future isotopes may also be regulated by healthcare regulators such as the Food and Drug Administration (FDA) in the USA, Health Canada in Canada, the European Medicines Agency in Europe and similar regulators in other countries.

U.S. laws restrict the ability of U.S. companies, U.S. citizens and U.S. permanent residents, or U.S. persons, from involvement in certain types of transactions with countries, businesses and individuals that have been targeted by U.S. economic sanctions. For example, U.S. persons are precluded from undertaking virtually any activity of any kind on the part of any U.S. person with regard to any potential or actual transactions involving Cuba, Iran and Sudan without the prior approval of the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC. OFAC also administers U.S. sanctions against a lengthy list of entities and individuals, wherever they may be located, that the United States considers to be closely associated with these sanctioned countries or that are considered terrorists or traffickers in either narcotics or weapons of mass destruction. Furthermore, U.S. economic sanctions forbid U.S. persons from circumventing direct U.S. restrictions or from facilitating transactions by non-U.S. persons if those activities are forbidden to U.S. persons. Penalties for violating provisions such as these can include significant civil and criminal fines, imprisonment and loss of tax credits or export privileges.

The Foreign Corrupt Practices Act of 1977, or the FCPA, as amended by the Omnibus Trade and Competitiveness Act of 1988 and the International Anti-Bribery and Fair Competition Act of 1998, makes it a criminal offense for a U.S. corporation or other U.S. domestic concern to make payments, gifts or give anything of value directly or indirectly to foreign officials for the purpose of obtaining or retaining business, or to obtain any other unfair or improper advantage. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We are also subject to laws and regulations covering subject matter similar to that of the FCPA that have been enacted by countries outside of the United States. For example, the Convention on Combating Bribery of Foreign Public Officials in International Business Transactions was signed by the members of the Organization for Economic Cooperation and Development and certain other countries in December 1997. The Convention requires each signatory to enact legislation that prohibits local persons and firms from making payments to foreign officials for the purpose of obtaining business or securing other unfair advantages from foreign governments. Failure to comply with these laws could subject us to, among other things, penalties and legal expenses, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Compliance with the myriad of export control laws of the various jurisdictions in which we do business is a challenge for any company involved in export activities within the nuclear and defense end markets. We have compliance systems in our U.S. and non-U.S. subsidiaries to identify those products and technologies that are subject to export control regulatory restrictions and, where required, we obtain authorization from relevant regulatory authorities for sales to foreign buyers or for technology transfers to foreign consultants, companies, universities or foreign national employees. We also have a compliance system that is intended to proactively address potential compliance issues including those related to export control, trade sanctions and embargoes, as well as anti-bribery situations, and we are implementing this through such mechanisms as training, formalizing contracting processes, performing diligence on agents and continuing to improve our record-keeping and auditing practices with respect to third-party relationships and otherwise. Thus far, as part of our compliance system, for instance, we have developed a Code of Ethics and Conduct that informs all of our employees of their compliance obligations. Furthermore, we have developed an ethics and conduct training program that all of our employees are required to undertake, as well as other targeted compliance training relevant to their position, such as specific FCPA training for all of our worldwide controllers. Violations of any of the various U.S. or non-U.S. export control laws can result in significant civil or criminal penalties, or even loss of export privileges, as mentioned above. We recognize that an effective compliance program can help protect the reputation and relationship of a regulated company with the regulatory agencies administering these laws and regulations. In the United States, each of the regulatory agencies administering these laws and regulations has a voluntary disclosure program that offers the possibility of significantly reduced penalties, if any are applicable, and we intend to use these programs as part of our overall compliance program, as necessary.

Employees

As of December 31, 2022, we employed four full-time employees. As of March 23, 2023, we employ approximately 31 people on a full-time basis, 27 of whom work at our newly completed plant in South Africa. Of the total employees, 7 are in Research and Development, 15 are in construction and manufacturing and 5 are in general management. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease our research and development facility in Pretoria, South Africa under a lease with a term expiring on December 31, 2030. We believe that our existing facilities are adequate to meet our current needs.

Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below together with the information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and our stockholders may lose all or part of their investment.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•	We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is tied directly to the diagnostic medical imaging industry and is dependent on our ability to successfully introduce our Mo-100 and adapt to changing technology and a changing medical practice landscape.
•	We currently have no sales, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues for our Mo-100. Our operating results could be adversely affected by a reduction in business with our future significant customers.
•	We are early in our research and development efforts for Mo-100 and U-235 using the ASP technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.
•	We depend on our agreements with Klydon, the termination of which could result in the loss of significant rights, which would harm our business.
•	Obtaining and maintaining our patent protection depends on compliance with various procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•	There has been no prior public market for our common stock, the stock price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering, or IPO, price.
•	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring the assets of Molybdos (after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000, which at the then current exchange rate was approximately $734,000 and in-licensing intellectual property rights related to the production of Molybdenum-100 (a non-radioactive isotope we believe may have applications primarily in the medical industry) and Uranium-235 (an isotope of uranium we believe may have application in the clean, efficient and carbon-free energy industry) using the ASP technology, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000), which will be payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature. We have not yet built a functioning Mo-100 or U-235 manufacturing plant or even demonstrated the ability to produce Mo-100 or U-235 using the ASP technology. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of Mo-100 that we may develop using the ASP process in the medical industry. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the period from September 13, 2021 (inception) through December 31, 2021, we reported a net loss of $2.6 million. For the year ended December 31, 2022, we reported a net loss of $4.9 million. As of December 31, 2022, we had an accumulated deficit of $7.6 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•	continue to invest in our research and development activities;
•	seek applicable regulatory approvals for any future isotopes that we may successfully develop;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed research and development activities, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by the ongoing COVID-19 pandemic;
•	hire additional engineering and production personnel and build our internal resources, including those related to audit, patent, other legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs;
•	obtain, expand, maintain, enforce and protect our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure and establish manufacturing capabilities, whether alone or with third parties, to commercialize future isotopes (assuming receipt of applicable regulatory approvals), if any; and
•	operate as a public company.

We expect limited commercial activity for our isotopes in the United States during the next two to three years and we anticipate that most of our initial revenues from future sales of our Mo-100 will be derived from countries in Asia and EMEA (Europe, Middle East and Africa). To become and remain profitable, we must succeed in developing and eventually commercializing isotopes that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing research and development activities relating to our ASP technology, obtaining applicable regulatory approval for future isotopes, if any, and manufacturing, marketing and selling any future isotopes (assuming receipt of applicable regulatory approvals). We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with chemical isotopes separation, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our future isotopes or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our future prospects are tied directly to the end markets that use our isotopes including the diagnostic medical imaging industry and depend on our ability to successfully introduce our isotopes and adapt to a changing technology and medical practice landscape.

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

The success of the company will depend in large part on the success of our management in integrating the acquired assets into the company. In October 2021, our subsidiary in South Africa acquired the assets of Molybdos after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000 (which at the then current exchange rate was approximately $734,000), plus value added tax (VAT) levied by the government of South Africa at the rate of 15% and auctioneers’ commission at the rate of 10%. We have not yet built a functioning Mo-100 or U-235 manufacturing plant or even demonstrated the ability to produce Mo-100 or U-235 using the assets acquired at the business rescue auction. We will not know whether the assets that we acquired will work according to our expectations until we have completed construction of the Molybdos plant. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon located in Pretoria, South Africa for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000). We intend to explore commercial opportunities for Silicon-28 and other light isotopes that may be produced using these assets. Our failure to achieve the integration of the acquired assets into the company and to commercialize the assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

We currently have no sales, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues. Our operating results could be adversely affected by a reduction in business with our future significant customers.

We currently have no sales. However, we expect to rely on a limited number of customers outside of the United States to purchase any isotopes that we develop using the ASP technology under long-term contracts. Our future key customers may stop ordering our isotopes at any time or may become bankrupt or otherwise unable to pay. The loss of any of our future key customers could result in lower revenues than we anticipate and could harm our business, financial condition or results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We incurred a net loss of $2.6 million for the period from September 13, 2021 (inception) through December 31, 2021 and a net loss of $4.9 million for the year ended December 31, 2022. As of December 31, 2022 and March 31, 2023, we had approximately $2.4 million and $5.2 million in cash, respectively. We have yet to generate any revenues, and we anticipate that our losses will continue for the foreseeable future. We cannot assure you that our plans to commercialize isotopes that we may develop will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Unless we can begin to generate material revenue or raise capital through equity offerings, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue our research and development activities, seek applicable regulatory approvals for any future isotopes that we may successfully develop, and expand our organization by hiring additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2022, our cash was approximately $2.4 million. In March 2023, we received gross proceeds of $5.0 million through the issuance of 3,164,557 shares of our common stock and warrants to purchase up to an aggregate of 3,164,557 shares of our common stock with an exercise price of $1.75 per share.   We believe, based on our current operating plan, that our existing cash and cash equivalents, will not be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued. Therefore, we plan seek additional funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additionally, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

We are subject to credit counterparty risk.

The Company maintains cash balances at many financial institutions in multiple geographies.  While the majority of cash balances are currently held in US$ at U.S. financial institutions, our cash balances at those institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Our non-US banking counterparties might not have protections offered to their customers that are considered standard in the U.S. and even if such deposit insurances do exist, there is no guarantee that the insurer will honor those insurance policies. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. Any credit losses that may occur could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Raising additional capital or acquiring or licensing assets by issuing equity or debt securities may cause dilution to our stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We plan to seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or future isotopes, or grant licenses on terms that may not be favorable to us.

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

Risks Related to the Development and Commercialization of Our Future Isotopes

We are early in our research and development efforts for isotopes using the ASP technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

We are early in our research and development efforts and have not yet produced even experimental samples of any finished isotope. It is possible that the research and development, proof-of-concept, construction of a plant and commercialization will take longer than anticipated due to unexpected delays.

We also plan to begin researching the enrichment of uranium, which is a chemical element we believe may have application in the clean, efficient and carbon-free energy industry, using the ASP technology. We are in the planning stage of research and development activities for enriched uranium. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes (assuming receipt of applicable regulatory approvals), or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues will depend heavily on the success of our research and development activities, receipt of applicable regulatory approvals, and eventual commercialization of our future isotopes (assuming receipt of applicable regulatory approvals and compliance with all applicable regulatory authorities).

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our currently planned future isotopes, which may never occur.

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

A disruption in development activities at our facility in South Africa could have a material adverse effect on our business. Disruptions could occur for many reasons, including power outages, fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, public health crises (including, but not limited to, the COVID-19 pandemic), disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.  South Africa struggles with limited electricity supply and regions of the country regularly undergo load-shedding, during which electricity is not available.  This uncertain supply of electricity could impact our ability to operate and produce commercial products and could negatively affect the financial position of the Company.

Risks associated with the in-licensing of the ASP technology for development of isotopes could cause substantial delays in the development of our future isotopes.

Prior to October 2021, as a company we had no involvement with or control over the research and development of the ASP technology. We have relied and continue to rely on Klydon to conduct such research and development in accordance with the applicable legal, regulatory and scientific standards prior to the in-licensing of the ASP technology for development of isotopes. If the research and development processes or the results of the development programs prior to the in-licensing of the ASP technology for development of isotopes prove to be unreliable, this could result in increased costs and delays in the development of our future isotopes, which could adversely affect any future revenue from these future isotopes (assuming receipt of applicable regulatory approvals).

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

Other isotopes that we intend to produce in the future may also require approvals from healthcare regulators such as FDA, EMA or comparable foreign regulatory authorities.

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

We are currently focused on producing isotopes using our ASP technology to meet critical needs in society. We also plan to research the production of enriched uranium to meet the future needs of developers of U.S. advanced reactor technologies requiring HALEU. Our projections of the potential markets are based on estimates that have been derived from a variety of sources, including scientific literature and market research, and which may prove to be incorrect. We must be able to successfully acquire a significant market share in our potential markets to achieve profitability and growth. Customers may become difficult to gain access to, which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing isotopes before or more successfully than us.

The development and commercialization of radioisotopes and chemical elements is highly competitive. We face competition with respect to all the isotopes that we may produce using our ASP technology from established biotechnology and nuclear medicine technology companies and will face competition with respect to enriched uranium that we may seek to develop or commercialize in the future from innovative technology and energy companies. There are a number of large biotechnology and nuclear medicine technology companies that currently market and sell radioisotopes to radiopharmacies, hospitals, clinics and others in the medical community (Mo-99 is the active ingredient for Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures). There are also a number of technology and energy companies that are currently seeking to develop HALEU. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if the Mo-100 that we may produce using the ASP technology, or Tc-99m or Mo-99 that we expect our future customers to produce using the Mo-100 that we plan to offer, receives regulatory approval, the isotopes may fail to gain sufficient market acceptance by radiopharmacies, hospitals, clinics and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of Mo-100 that we may produce using the ASP technology, or the Tc-99m or Mo-99 that our future customers may produce, will depend on a number of factors, including but not limited to:

•	the potential advantages compared to alternative radioisotopes;
•	the timing of market introduction of the product as well as competitive products;
•	effectiveness of sales and marketing efforts;
•	the strength of our relationships with radiopharmacies, hospitals, clinics and others in the medical community;
•	the cost in relation to alternative radioisotopes;
•	our ability to offer Mo-100 that we may produce using the ASP technology for sale at competitive prices;
•	the convenience and ease of use compared to alternative radioisotopes;
•	the willingness of radiopharmacies, hospitals, clinics and others in the medical community to try an innovative radioisotope; and
•	the strength of marketing and distribution support.

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If the isotopes that we may produce using our ASP technology gains market acceptance and our customers receive regulatory approval for the isotopes they produce, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize such product in the markets that we target, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We currently plan to independently commercialize the isotopes that we may produce using our ASP technology (assuming receipt of applicable regulatory approvals) in the United States by establishing a focused sales force and marketing infrastructure. We may opportunistically seek additional strategic collaborations to maximize the commercial opportunities for our medical isotopes business outside of the United States. We have no prior experience as a company in the marketing, sale and distribution of isotopes and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our isotopes, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We face an inherent risk of product liability exposure if we commercialize any isotopes that we may develop. If we cannot successfully defend ourselves against claims that any such isotopes caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any isotopes that we may develop;
•	loss of revenue;
•	substantial monetary awards to patients;
•	significant time and costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	initiation of investigations by regulators;
•	the inability to commercialize any isotopes that we may develop;
•	a decline in our share price.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In South Africa, our Mo-100 enrichment facility is heavily regulated. South Africa is a signatory to the International Atomic Energy Agency (“IAEA”) conventions and has adopted safety standards from the IAEA. The design, construction and operation of the isotope enrichment plants are highly regulated and require government licenses, approvals and permits, and may be subject to the imposition of conditions. In some cases, these licenses, approvals and permits entail periodic review and inspections. While we and Klydon have received all licenses, approvals and permits required to build and operate our isotope enrichment facilities in South Africa, we cannot predict whether the conditions associated with such licenses, approvals and permits will be maintained. For example, each of Klydon and ASP Isotopes South Africa (Proprietary) Limited has received from the South African Council for The Non-Proliferation of Weapons of Mass Destruction (1) a registration certificate (which are valid for two years from the date of issuance) and (2) a Manufacturing and Services Permit. The permits provide that the Non-Proliferation Secretariat will conduct at least two industry visits in June and November (or as arranged) of every year. Each of the permits includes numerous conditions, including, for example, the obligation to keep the Council updated or informed on all separation projects at all times and at least through biannual declarations, which must be done through correspondence to the Council at the end of April and September every year. The permit issued to ASP Isotopes South Africa (Proprietary) Limited includes additional specific information requirements related to (i) the progress on the design and construction of the Mo-100 separation plant, (ii) the progress on the manufacturing of Molybdenum separation elements, and (iii) the commissioning of the plant. Each of the permits further provides that (i) any potential export of controlled goods and technology should be requested at an early stage through a Provisional Export Guidance Request, (ii) all isotope separation applications remain controlled regardless of the isotope atomic mass and will be dealt with on a case-by-case basis, and (iii) any ultimate transfer of these controlled goods and technology will be subject to the issuance of a permit by the Council as required in terms of the Non-Proliferation Act and related Government Notices and Regulations.

In addition, we cannot assure you that we will be able to obtain, on a timely basis or at all, any additional licenses, approvals and permits that may be required to execute on our strategy and develop our company’s business, including any such licenses, approvals and permits that may be required to introduce isotopes produced using ASP technology into the market and to begin the enrichment of uranium to demonstrate our capability to produce HALEU using the ASP technology.

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

Our research and development of isotope enrichment is dedicated not only to producing isotopes for use in nuclear medical diagnostic procedures and concentrating uranium in the isotope uranium-235 for use in nuclear energy, but also to safeguarding any information with broad, dual-use potential that could be inappropriately applied. Enrichment is among the most sensitive nuclear technologies because it can produce weapon-grade materials. The ASP technology may be considered dual use and could be subject to export control, for example, under the Wassenaar Arrangement.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	our right to sublicense rights to third parties under collaborative development relationships;
•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our future isotopes, and what activities satisfy those diligence obligations;
•	the priority of invention of patented technology;
•	the amount and timing of payments owed under license agreements; and
•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensor and by us and our partners.

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

If the ASP technology that we license from Klydon infringes the proprietary rights of other parties (including NMS or Radfarma), we could incur substantial costs, and we may have to take certain actions, including the following:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our technology or processes to avoid infringement;
•	stop using the subject matter claimed to be held by others;
•	pay damages; or
•	defend arbitration, litigation or administrative proceedings which may be costly whether we win or lose (and may be prohibitively expensive, particularly for a company of our size), and which could result in a substantial diversion of our financial and management resources.

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

We may wish to form collaborations in the future with respect to our future isotopes but may not be able to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans. Research and development collaborations are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration and may not commit sufficient efforts and resources or may misapply those efforts and resources;
•	collaborators may not pursue development and commercialization of future isotopes or may elect not to continue or renew development or commercialization programs;
•	collaborators may delay, provide insufficient resources to, or modify or stop development activities for future isotopes;
•	collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our future isotopes;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our future isotopes, or that result in costly litigation or arbitration that diverts management attention and resources;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital and personnel to pursue further development or commercialization of the applicable future isotopes; and
•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

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

We anticipate that either Klydon or ourselves will file patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if and when any patents will issue;
•	the degree and scope of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	whether others will apply for or obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to defend our patent rights, which may be costly whether we win or lose; or
•	whether the patent applications that we own or in-license will result in issued patents with claims that cover our future isotopes or uses thereof in the United States or in foreign countries.

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

As of December 31, 2022, we had four full-time employees and we presently employ approximately 31 people on a full-time basis, 27 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, some of our employees work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

Our primary operations are located outside the U.S. (primarily the construction of the isotope enrichment plant in South Africa), and we plan to sell our isotopes to customers outside the U.S. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of non-U.S. jurisdictions. Risks inherent in international operations include the following:

•	fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;
•	transportation and other shipping costs may increase, or transportation may be inhibited;
•	increased cost or decreased availability of raw materials;

•	changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;
•	foreign countries in which we do business may adopt other restrictions on foreign trade or investment, including currency exchange controls;
•	trade sanctions by or against these countries could result in our losing access to customers and suppliers in those countries;
•	unexpected adverse changes in foreign laws or regulatory requirements may occur;
•	our agreements with counterparties in foreign countries may be difficult for us to enforce and related receivables may be difficult for us to collect;
•	compliance with the variety of foreign laws and regulations may be unduly burdensome;
•	compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act) as well as anti-money- laundering laws may be costly;
•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses may occur;
•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;
•	our foreign operations may experience staffing difficulties and labor disputes;
•	termination or substantial modification of international trade agreements may adversely affect our access to raw materials and to markets for our products outside the U.S.;
•	foreign governments may nationalize or expropriate private enterprises;
•	increased sovereign risk (such as default by or deterioration in the economies and creditworthiness of local governments) may occur; and
•	political or economic repercussions from terrorist activities, including the possibility of hyperinflationary conditions and political instability, may occur in certain countries in which we do business.

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

Prior to our IPO in November of 2022, there was no public market for shares of our common stock. Although our common stock is listed on the Nasdaq Capital Market (Nasdaq), an active trading market for our shares has not yet developed, and may never develop or if developed be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. The initial public offering price for our common stock was determined through negotiations with the underwriters, and the negotiated price is not indicative of the market price of our common stock as of the date of this Form 10-K. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the initial public offering price.

Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:

•	adverse results or delays in our development activities;
•	adverse regulatory decisions, including failure to receive regulatory approval for our future isotopes;
•	changes in laws or regulations applicable to our future isotopes, including but not limited to requirements for approvals;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	our inability to obtain adequate product supply for any future isotope or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our future isotopes;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our future isotopes;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future or the perception that such sales may occur;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions, including the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 53.7% of our common stock as of December 31, 2022. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 29, 2023, we had a total of 37,385,684 shares of common stock outstanding. Of these shares, the shares of common stock sold in our IPO by us, any shares sold upon exercise of the underwriters’ option to purchase additional shares and 8,702,500 shares eligible for resale under Rule 144 of the Securities Act are freely tradable without restriction in the public market.

Subject to the restrictions described in the paragraph below, future sales in the public market of shares will be subject to the volume and other restrictions of Rule 144 under the Securities Act if held by a person that is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale of a substantial number of shares pursuant to Rule 144 or other exemption from registration under the Securities Act, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

 Of our outstanding common stock, shares held by our management are subject to lock-up agreements pertaining to our IPO that we expect will expire on May 15, 2023. After the lock-up agreements expire, the shares held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, 2,949,611 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We have an aggregate of 8,702,500 shares which are freely tradable without restriction under the Securities Act. Up to 28,683,184 shares are held by our affiliates and are subject to limitations imposed by Rule 144 and/or lock-up agreements which expire on May 15, 2023.   Any sales of these securities could have a material adverse effect on the trading price of our common stock.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, which became effective upon the closing of our IPO, may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);
•	provide that the authorized number of directors may be changed only by resolution of the board of directors;
•	provide that our board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then-outstanding shares of the capital stock entitled to vote generally in the election of directors, voting together as a single class;
•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•	divide our board of directors into three classes;
•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•	provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•	provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under state, statutory and common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action governed by the internal affairs doctrine, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (Securities Act), including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

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

Our amended and restated certificate of incorporation provides that, subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws;
•	any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•	any action asserting a claim that is governed by the internal affairs doctrine.

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

Our common stock was only recently listed on the NASDAQ Stock Exchange on November 10, 2022. Prior to listing, we were a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

In the course of preparing the financial statements that are included in this Form 10-K, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weakness in our internal control over financial reporting occurred because, prior to our IPO, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weakness, we expect to hire additional accounting, finance and resources or consultants with public company experience.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2022 nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our IPO.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we lease one facility in Pretoria, South Africa for office and laboratory space. The lease commenced in October 2021 with the initial term set to expire in December 2030. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Item 3. Legal Proceedings

We are not party to any material legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ASPI” since November 10, 2022.

As of March 29, 2023, we had 55 record holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans will be included in an amendment to this Annual Report in Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201 of Regulation S-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Set forth below is information regarding unregistered securities issued by us since our inception on September 13, 2021. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering, except as noted in paragraph 6 below.

1.

On September 13, 2021, we closed stock purchase agreements with our founders to issue an aggregate of 2,000,000 shares of common stock in consideration for the purchasers’ transfer to the company of all of the purchaser’s rights in certain business concepts and technology.

2.

On September 15, 2021, we issued two consultants each a warrant to purchase 3,615,411 shares of common stock, with an exercise price per share of $0.01 and a term of two (2) years, for services. On January 28, 2022, the holders of the warrants exercised their warrants, and the company issued an aggregate of 7,194,847 shares of common stock.

3.

In late September 2021, we sold and issued an aggregate of 8,300,000 shares of common stock to a total of 9 accredited investors at a purchase price of $0.25 per share, for an aggregate purchase price of $2,075,000.

58

4.

In October 2021 through early November 2021, we sold and issued an aggregate of 6,800,000 shares of common stock to a total of 14 accredited investors at a purchase price of $0.25 per share, for an aggregate purchase price of $1,700,000.

5.

In October 2021, we issued an aggregate of 1,500,000 shares of our common stock pursuant to a performance share award grant notice to Paul Mann, our Chairman, Chief Executive Officer and director, as consideration for his services to us. In addition, in October 2021, we sold and issued 600,000 shares of our common stock pursuant to a restricted stock award grant notice to a consultant (an entity owned by Sergey Vasnetsov, our director), as consideration for services to us as contemplated by the advisory agreement with us.

6.

In late November 2021 through April 2022, we sold and issued an aggregate of 3,012,280 shares of common stock to a total of 74 accredited investors at a purchase price of $2.00 per share, for an aggregate purchase price of $6,024,560. Revere Securities LLC acted as placement agent in connection with such offering of shares of our common stock and in connection therewith we agreed to pay to Revere Securities LLC (i) a cash fee equal to 8.0% of the aggregate gross proceeds raised in such offering and (ii) 57,250 shares of our common stock.

7.

In July 2022, we issued (i) 600,000 shares of our common stock pursuant to a restricted stock award grant notice to a consultant (an entity owned by Sergey Vasnetsov, our director), as consideration for services to us as contemplated by the advisory agreement (as amended) with us and (ii) 100,000 shares of our common stock pursuant to a restricted stock award grant notice to a consultant as consideration for services to us.

8.	In October 2022, we issued to our executive officers, directors and consultants 3,000,000 shares of restricted stock that we executed on November 15, 2022 upon consummation of our IPO.
9.

From September 13, 2021, through July 2022, we granted stock options under our 2021 equity incentive plan, as amended (the Prior Plan), to purchase up to an aggregate of 3,151,000 shares of our common stock to our employees, directors and consultants, at a weighted-average exercise price of $1.78 per share.

10.

On March 14, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which we issued, in a private placement (the “Offering”), an aggregate of (i) 3,164,557 shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”); and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 3,164,557 shares of Common Stock (the “Common Warrant Shares”), at a purchase price of $1.58 per one (1) share of Common Stock and accompanying Common Warrant, for a total gross proceeds of approximately $5.0 million, before deducting placement agent fees and other offering expenses. The Common Warrants have an exercise price of $1.75 per share, are exercisable on or after September 17, 2023 and will expire on September 18, 2028. The Offering closed on March 17, 2023 (the “Closing”). We engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the Offering, pursuant to the engagement letter (the “Engagement Letter”), dated as of February 15, 2023, between the Company and the Placement Agent. Pursuant to the Engagement Letter, we paid the Placement Agent (i) a total cash fee equal to 7.0% of the aggregate gross proceeds of the Offering; (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering; and (iii) reimbursement of certain expenses. In addition, we issued to the Placement Agent, or its designees warrants (the “PA Warrants”) to purchase up to 221,519 shares of Common Stock (the “PA Warrant Shares”) at an exercise price of $1.975 per share. The PA Warrants are exercisable on or after September 17, 2023, and will expire on September 18, 2028.

11.

On March 15, 2023, Tianne Holdings (Pty) Ltd, a company controlled by Henrik Strydom, our director, and Carlein Investments (Pty) Ltd, a company controlled by Einar Ronander, a consultant to the Company, each exchanged 1,500,000 shares of our common stock which they held for 1,250 shares of preferred stock of our newly formed subsidiary, Enlightened Isotopes (Pty) Ltd. The 3 million shares were cancelled pursuant to the exchange.

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

Use of proceeds from registered securities

On November 15, 2022, we completed our IPO, in which we issued and sold 1,250,000 shares of common stock, $0.01 par value per share at a price to the public of $4.00 per share.  The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-267392), which was filed with the SEC on September 12, 2022 and amended subsequently and declared effective on November 9, 2022.  The underwriter of the offering Revere Securities, LLC. The Form S-1 registered 2,057,500 shares of common stock held by selling stockholders. We did not receive proceeds from the sale of the shares by the selling stockholders.

We raised approximately $3.8 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $1.2 million.  No offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Through December 31, 2022, we have used approximately $1.5 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on November 14, 2022, or our IPO prospectus.  There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 6. Selected Financial Data

Not applicable – please see Item 8 Financial Statements and Supplementary Data

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with Part I, Item I, “Business” and Item 8, ‘Financial Statements and Supplementary Data.”  For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, ‘Risk Factors.”

Overview

We are a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. We were incorporated in Delaware in September 2021 to acquire assets and license intellectual property rights related to the production of isotopes using Aerodynamic Separation Process (“ASP technology”), originally developed and licensed to us by Klydon Proprietary Ltd (“Klydon”). We have an exclusive license to use the ASP technology for the production, distribution, marketing and sale of all isotopes. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). Klydon has agreed to provide us a first commercial-scale isotope enrichment plant located in South Africa We also intend to use the ASP technology to produce enriched Uranium-235 (“U-235”). We believe that the U-235 we may develop using the ASP technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

We operate principally through subsidiaries: ASP Isotopes Guernsey Limited (the holding company of ASP Isotopes South Africa (Proprietary) Limited), which will be focused on the development and commercialization of high value, low volume isotopes for highly specialized end markets (such as C-14, Mo-100 and Si-28); Enriched Energy LLC, which will be focused on the development and commercialization of uranium for the nuclear energy market; and ASP Isotopes UK Ltd, which is the licensee of the ASP technology under the exclusive license agreement with Klydon.

On November 15, 2022, we completed an IPO of our common stock and issued and sold 1,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds of $3.8 million after deducting underwriting discounts and commissions and offering expenses.

Acquisition of Assets and Agreements with Klydon

To date, we have purchased certain assets of Molybdos Proprietary Limited, a South Africa company (Molybdos), and entered into a number of agreements with Klydon (Pty) Limited, a South Africa company (Klydon). Below is a summary of the key terms for our licenses and other agreements with Klydon.

Acquisition of Molybdos Assets.    On September 30, 2021, our subsidiary, ASP Isotopes South Africa (Proprietary) Limited (“ASP South Africa”), participated in and was declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 related to the sale and assignment of the assets of Molybdos (the “Molybdos Business Rescue Auction”). On October 12, 2021, ASP South Africa acquired the assets of Molybdos for ZAR 11,000,000 (which at the then current exchange rate was approximately $734,000), plus value added tax (VAT) levied by the government of South Africa at the rate of 15% and auctioneers’ commission at the rate of 10%.

Acquisition of Silicon-28 Plant Assets.    On July 26, 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000), which will be payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature.

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

Omnibus Klydon License.    On July 26, 2022, ASP Isotopes UK Ltd, as licensee, entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The intellectual property rights granted to us through the Klydon license agreement include all existing and/or future proprietary rights of Klydon relating to the ASP technology, whether or not such rights have been registered, including the copyright, designs, know-how, patents and trademarks (although Klydon currently has no such patents, patent applications or copyrights). The Klydon license agreement superseded and replaced the Mo-100 license and U-235 license described above. The Klydon license agreement is royalty-free, has a term of 999 years and is worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement, we agreed to make an upfront payment of $100,000 (to be included within the payments we made under the Turnkey Contract (described below) and deferred payments of $300,000 over 24 months. Klydon has the right to terminate the exclusivity of the Klydon license agreement in the event that the licensee ceases to carry on activities related to isotope enrichment for a period longer than 24 consecutive months.

Turnkey Contract. On November 1, 2021, ASP South Africa and Klydon, as the contractor, entered into a contract under which Klydon has been appointed to supply to ASP South Africa a complete turnkey isotope enrichment plant (the “Turnkey Contract”). The activities to be undertaken or performed by Klydon include: taking control of the assets acquired in the Molybdos Business Rescue Auction; the design of an isotope enrichment facility; the supply of components, equipment and labor required for the construction; the installation, testing and commissioning of the isotope enrichment plant; securing all required approvals, regulatory authorizations and other required consents for the operation of the plant; providing training to local ASP Isotopes South Africa (Proprietary) Limited personnel to enable them to operate the plant going forward; and providing warranties in relation to the performance targets of the plant which are required to be met. Klydon was responsible for liaising with the relevant South African authorities, including the South African Non Proliferation Council, the Nuclear Suppliers Group and International Atomic Energy Agency to ensure that the Turnkey Contract and the isotope enrichment plant are compliant with international laws and guidelines.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, and the Company plans to perfect its interests in the assets as soon as practicable.

Letter of Intent for Klydon Shares or Assets. On September 30, 2021, ASP South Africa entered into a letter of intent with Klydon and Isotope Separation Technology (Pty) Ltd (Klydon’s largest shareholder which is owned by Dr Ronander and Dr Strydom) with respect to the acquisition of all of the outstanding shares or substantially all of the assets of Klydon. Under the letter of intent (as amended), Klydon has agreed to negotiate with us on an exclusive basis. We are in the process of preparing, and negotiating with Klydon, the share purchase agreement and related agreements with respect to the Klydon acquisition, but such transaction documents are not yet in agreed form and as of the date hereof, several issues remain open that, if not resolved, will prevent us from entering into a definitive agreement with respect to the Klydon acquisition. In addition, the resolution of the Acknowledgement of Debt Agreement pertaining to the non performance by Klydon under the Turnkey Contract may significantly alter the outcome of these negotiations. We do not expect the timing or success of the Klydon acquisition to have a material effect on either our business or our financial results in the future because of the existing commercial agreements that we have with Klydon. We believe that the Klydon license agreement provides us with the requisite intellectual property rights and personnel (through Klydon’s workforce) that we need to conduct our business as currently proposed to be conducted.

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

Direct costs include:

•	external research and development expenses incurred under the Turnkey Contract; and
•	costs related to designing the development processes of isotope production.

Indirect costs include:

•	personnel-related costs, which include salaries, payroll taxes, employee benefits, and other employee-related costs, including stock-based compensation, for personnel engaged in research and development functions; and
•	facilities and other various expenses.

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

Our research and development expenses may vary significantly based on a variety of factors, such as:

•	the scope, rate of progress, expense and results of our development activities;
•	the phase of development of our future isotopes;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and foreign regulatory authorities;
•	significant and changing government regulation and regulatory guidance;
•	the cost and timing of designing the development processes of isotope production;
•	the extent to which we establish additional strategic collaborations or other arrangements; and
•	the impact of any business interruptions to our operations or to those of the third parties with whom we work, including Klydon, particularly in light of the current COVID-19 pandemic environment.

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

Results of operations

Comparison of the year ended December 31, 2022 and the period from September 13, 2021 (Inception) through December 31, 2021

	Year ended December 31, 2022	Period from September 13, 2021 (Inception) through December 31, 2021
Operating expenses:
Research and development	$1,273,536	$41,610
General and administrative	3,825,512	2,566,432
Total operating expenses	5,099,048	2,608,042
Other income:
Interest income	3,382	115
Change in fair value of share liability	150,527	—
Total other income	153,909	115
Net loss	$(4,945,139)	$(2,607,927)

Research and development expenses

	Year ended December 31,	Period from September 13, 2021 (Inception) through December 31,
	2022	2021
Direct costs:
Mo-100	$6,645	$9,360
Indirect costs:
Personnel-related costs	429,270	—
License fees	495,503	—
Consulting, facility and other expenses	342,118	32,250
Total research and development expenses	$1,273,536	$41,610

Research and development expenses were $1,273,536 for the year ended December 31, 2022. These expenses include $6,645 in consulting expenses related to advancing development activities for Mo-100, $429,270 of personnel-related costs, including $201,270 in stock-based compensation, $495,503 in license fees and $342,118 in consulting, facility and other expenses.

Research and development expenses were $41,610 for the period from September 13, 2021 (Inception) through December 31, 2021. These expenses include $9,360 in consulting expenses related to advancing development activities for Mo-100 and $32,250 in facility and related expenses.

General and administrative expenses

General and administrative expenses were $3,825,512 for the year ended December 31, 2022. These expenses include $560,789 of personnel-related costs, $1,798,043 in stock-based compensation, $1,010,187 of professional services and legal related fees and $456,493 in facility and other corporate expenses.

General and administrative expenses were $2,566,432 for the period from September 13, 2021 (Inception) through December 31, 2021. These expenses include $1,735,841 of expenses for past services for the issuance of warrants to purchase common shares, $513,227 in stock-based compensation, $127,500 of personnel-related costs, $137,209 of professional services and legal related fees, $21,025 in facility and related expenses and $31,630 in other corporate expenses.

Other income and expense

Other income for the year ended December 31, 2022 was $153,909, which includes a $150,527 change in the fair value of the share liability related to the shares issuable to a placement agent.

Liquidity and capital resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through private placements of our common stock and, most recently, our IPO and private placement. On November 15, 2022, we completed an IPO of our common stock and issued and sold 1,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds of $3.8 million after deducting underwriting discounts and commissions and estimated offering expenses. In March 2023, we received gross proceeds of $5.0 million through the issuance of 3,164,557 shares of our common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of our common stock at a purchase price of $1.58 per share with an exercise price of $1.75 per share.

As of December 31, 2022, we had cash of $2.4 million. We do not have any isotopes approved for sale, we have not generated any revenue from the sale of isotopes, and our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future isotopes.

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

Our future capital requirements will depend on many factors, including:

•	the type, number, scope, progress, expansions, results, costs and timing of, our development activities for our future isotopes;
•	the outcome, timing and costs of regulatory review of our future isotopes;
•	the costs and timing of manufacturing for our future isotopes;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the costs and timing of establishing or securing sales and marketing and distribution capabilities, whether alone or with third parties, to commercialize future isotopes for which we may obtain regulatory approval, if any;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs of obtaining, expanding, maintaining and enforcing our patent and other intellectual property rights;
•	costs associated with any products or technologies that we may in-license or acquire; and
•	if we experience any delays or encounter any issues with any of the above, including the risk of each of which may be exacerbated by the ongoing COVID-19 pandemic.

Developing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available in substantial quantities until at least 2024. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,	Period from September 13, 2021 (Inception) through December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,939,893)	$(577,692)
Investing activities	(4,473,164)	(2,988,210)
Financing activities	6,641,052	6,500,900
Net (decrease) increase in cash and cash equivalents	$(772,005)	$2,934,998

Operating Activities.

Net cash used in operating activities was $2,939,893 for the year ended December 31, 2022 and was primarily due to our net loss of $4,945,139, adjusted for stock-based compensation expense of $1,999,313, amortization of right-of-use asset of $72,570, issuance of common stock to a consultant with a fair value of $50,000 and change in fair value of share liability of $150,527, partially offset by a $33,890 change in our operating assets and liabilities.

Net cash used in operating activities was $577,692 for the period from September 13, 2021 (inception) through December 31, 2021, and was primarily due to our net loss of $2,607,927, adjusted for stock-based compensation expense of $513,227, the issuance of warrants to purchase common stock of $1,735,841 and a $218,833 change in our operating assets and liabilities.

Investing activities.

Net cash used in investing activities was $4,473,164 and $2,988,210 for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021, respectively, and was comprised of construction in progress.

Financing Activities.

Net cash provided by financing activities was $6,641,052 for the year ended December 31, 2022 and was comprised primarily of net proceeds of $3,790,504 from the sale and issuance of 1,250,000 shares of our common stock in our IPO, net proceeds of $2,863,595 from the sale and issuance of 1,559,780 shares of our common stock prior to our IPO and the repayment of notes payable of $13,046.

Net cash provided by financing activities was $6,500,900 for the period from September 13, 2021 (inception) through December 31, 2021 and was comprised primarily of net proceeds of $6,454,000 from the sale and issuance of 20,652,500 shares of our common stock in 2021.

Contractual obligations and commitments

We lease our research and development facility in Pretoria, South Africa under a lease with base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.

As of December 31, 2022, we had commitments of approximately $5.6 million with Klydon for the ongoing development activities under the Turnkey Contract due within approximately 15 months. Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, and the Company plans to perfect its interests in the assets as soon as practicable.

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

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements which discusses new accounting pronouncements

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

As of December 31, 2022 and 2021, our cash consists of cash in readily available checking accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of December 31, 2022 and 2021, we had no bank debt outstanding and are therefore not exposed to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

Foreign Currency Exchange Rate Risk

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

Item 8. Financial Statements and Supplementary Data

ASP Isotopes Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ASP Isotopes Inc. and Subsidiaries

Opinion on the Financial Statements

 We have audited the accompanying consolidated balance sheets of ASP Isotopes Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2022.

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2023

ASP Isotopes Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash	$2,389,140	$2,953,721
Prepaid expenses and other current assets	913,005	267,562
Total current assets	3,302,145	3,221,283
Property and equipment, net	8,200,595	2,988,210
Operating lease right-of-use asset	853,889	933,145
Other noncurrent assets	139,636	—
Total assets	$12,496,265	$7,142,638

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,354,903	$59,679
Accrued expenses	361,246	42,500
Notes payable	33,854	46,900
Operating lease liability – current	45,903	38,072
Share liability	140,455	116,200
Total current liabilities	1,936,361	303,351
Operating lease liability – noncurrent	742,443	841,623
Total liabilities	2,678,804	1,144,974
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 35,907,127 and 20,652,500 shares issued and outstanding at December 31, 2022 and 2021, respectively	359,071	206,525
Additional paid-in capital	16,756,426	8,380,343
Accumulated deficit	(7,553,066)	(2,607,927)
Accumulated other comprehensive income	255,030	18,723
Total stockholders’ equity	9,817,461	5,997,664
Total liabilities and stockholders’ equity	$12,496,265	$7,142,638

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
Operating expenses:
Research and development	$1,273,536	$41,610
General and administrative	3,825,512	2,566,432
Total operating expenses	5,099,048	2,608,042
Loss from operations	(5,099,048)	(2,608,042)
Other income:
Change in fair value of share liability	150,527	—
Interest income	3,382	115
Total other income	153,909	115
Net loss	$(4,945,139)	$(2,607,927)
Net loss per share, basic and diluted	$(0.18)	$(0.16)
Weighted average shares of common stock outstanding, basic and diluted	26,793,748	16,246,432

Other comprehensive loss:
Net loss	(4,945,139)	(2,607,927)
Foreign currency translation	236,307	18,723
Total comprehensive loss	$(4,708,832)	$(2,589,204)

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at September 13, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	2,000,000	20,000	480,000	—	—	500,000
Issuance of restricted common stock	2,100,000	21,000	(21,000)	—	—	—
Issuance of common stock, net of issuance costs totaling $342,200	16,552,500	165,525	6,172,275	—	—	6,337,800
Issuance of warrants to purchase common stock	—	—	1,735,841	—	—	1,735,841
Stock-based compensation	—	—	13,227	—	—	13,227
Foreign currency translation	—	—	—	18,723	—	18,723
Net loss	—	—	—	—	(2,607,927)	(2,607,927)
Balance at December 31, 2021	20,652,500	$206,525	$8,380,343	$18,723	$(2,607,927)	$5,997,664

Issuance of common stock, net of issuance costs of $380,747	1,559,780	15,598	2,723,214	—	—	2,738,812
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,209,496	1,250,000	12,500	3,778,004	—	—	3,790,504
Issuance of common stock upon exercise of warrants	7,194,847	71,948	(71,948)	—	—	—
Issuance of restricted shares	5,250,000	52,500	(52,500)	—	—	—
Stock-based compensation	—	—	1,999,313	—	—	1,999,313
Foreign currency translation	—	—	—	236,307	—	236,307
Net loss	—	—	—	—	(4,945,139)	(4,945,139)
Balance at December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$9,817,461

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
Cash flows from Operating activities
Net loss	$(4,945,139)	$(2,607,927)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,999,313	13,227
Issuance of common stock to founders	—	500,000
Issuance of warrant to purchase common stock	—	1,735,841
Issuance of common stock to consultant	50,000	—
Change in fair value of share liability	(150,527)	—
Change in right-of-use lease asset	72,570	19,376
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(671,924)	(267,562)
Other noncurrent assets	(146,435)	—
Accounts payable	570,600	59,679
Accrued expenses	319,048	42,500
Lease liability	(37,399)	(72,826)
Net cash used in operating activities	(2,939,893)	(577,692)
Cash flows from investing activities
Purchases of property and equipment	(4,473,164)	(2,988,210)
Net cash used in investing activities	(4,473,164)	(2,988,210)
Cash flows from financing Activities
Proceeds from issuance of common stock	8,119,959	6,680,000
Common stock issuance costs	(1,465,461)	(226,000)
Proceeds from issuance of notes payable	—	46,900
Repayment of notes payable	(13,046)	—
Net cash provided by financing activities	6,641,052	6,500,900
Net change in cash	(772,005)	2,934,998
Effect of exchange rate changes on cash	207,424	18,723
Cash – beginning of period	2,953,721	—
Cash – end of period	$2,389,140	$2,953,721

Supplemental disclosures of non-cash investing and financing activities:
Share liability for non-cash issuance costs	$124,782	$116,200
Purchase of property and equipment included in accounts payable	$745,628	$—
Right-of-use assets obtained in exchange for lease liability	$—	$952,521

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its principal operations in Boca Raton, Florida. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Isotopes UK Ltd, a wholly-owned subsidiary of the Company, was incorporated in July 2022. Enriched Energy, LLC, a wholly-owned subsidiary of the Company, was incorporated in January 2022. ASP Isotopes Inc. and its subsidiaries are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company has an exclusive license to use proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed and licensed to the Company by Klydon Proprietary Ltd (“Klydon”), for the production, distribution, marketing and sale of all isotopes. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). Klydon has agreed to provide the Company a first commercial-scale isotope enrichment plant located in South Africa. The Company believes the C-14 it may develop using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals.  The Company believes that the Mo-100 it may develop using the ASP technology has significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

The Company also intends to use the ASP technology to produce enriched Uranium-235 (“U-235”). The Company believes that the U-235 it may develop using the ASP technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses. In addition, the Company is considering future development of the ASP technology for the separation of Zinc-68, Ytterbium-176, Zinc-67, Nickel-64 and Xenon-136 for potential use in the healthcare target end market, and Chlorine -37 and Lithium-6 for potential use in the nuclear energy target end market.

In November 2022, the Company completed its IPO, selling an aggregate of 1,250,000 shares of common stock at a price to the public of $4.00 per share. The Company received net proceeds from the IPO, after deducting underwriting discounts and commissions but before deducting offering costs, of approximately $3.8 million.

Liquidity and Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $4,945,139 for the year ended December 31, 2022 and $2,607,927 for the period from September 13, 2021 (inception) through December 31, 2021. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $2,389,140 as of December 31, 2022, along with gross proceeds of $5.0 million received in March 2023 through the issuance of 3,164,557 shares of the Company's common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of its common stock with an exercise price of $1.75 per share, will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity instruments and estimating our accrued research and development expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of ASP Isotopes Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiary ASP South Africa is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of ASP South Africa are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue, when recorded, and expenses of ASP South Africa are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded to other comprehensive income (loss).

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2022 and 2021.

Our foreign subsidiaries held cash of approximately $38,000 and $20,000 as of December 31, 2022 and 2021, respectively, which is included in cash on the consolidated balance sheets.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S.  If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

The Company’s share liability (Note 9) measured at Level 3 fair value on a recurring basis was $140,455 as of December 31, 2022. There was a transfer of the share liability from Level 3 to Level 1 as a result of our IPO in the year ended December 31, 2022. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 1):

Share Liability
Balance, September 13, 2021	$—
Addition on issuance of common stock	116,200
Balance, December 31, 2021	116,200
Addition on issuance of common stock	174,782
Fair value adjustment	(150,527)
Balance, December 31, 2022	$140,455

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, and considering the region in which the ROU asset and liabilities are located.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants, license fees and facilities costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. All research and development costs are expensed as incurred.

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

Prior to the Company’s IPO, there was no public market of the Company’s common stock. The fair value of the shares of common stock underlying the Company’s share-based awards was estimated on each grant date by the Company’s board of directors based on then current facts and circumstances. To determine the fair value of the Company’s common stock underlying option grants, the board of directors considered, among other things, input from management and recent third-party financings consummated by the Company. In connection with the preparation of the financial statements for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021, the Company performed a retrospective review of the fair value of its common stock related to the current events available.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

3. Property and Equipment

Property and equipment consist of construction in progress totaling $8,200,595 and $2,988,210 at December 31, 2022 and December 31, 2021, respectively.

The Company is currently building out the plant and office space in South Africa. All costs incurred are considered construction in progress because the work is not complete as of December 31, 2022 and 2021. There was no depreciation expense for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021.

4. Accrued Expenses

Accrued expenses consisted primarily of accrued professional fees and employee compensation costs at December 31, 2022. Accrued expenses consisted of accrued employee compensation costs at December 31, 2021.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

In March 2022, one of the promissory notes totaling $13,046 (10,000 GBP) was repaid in full. As of December 31, 2022, the total promissory notes payable balance was $33,854 and have been automatically extended on a monthly basis. As of December 31, 2021, the total promissory notes payable balance was $46,900.

6. Commitments and Contingencies

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. The Company can modify the contract scope and overall costs and the contract can be cancelled by either party. As of December 31, 2022 and 2021, approximately $7,233,000 and $1,800,000, respectively, has been paid under this contract and recorded as construction in progress within property and equipment.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, and the Company plans to perfect its interests in the assets as soon as practicable. The Company does not believe that the amounts owed by Klydon are realizable, nor does the Company know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at December 31, 2022.

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

7. Lease

The Company accounts for leases in accordance with ASC 842 (Note 2). The Company is party to one operating lease in Pretoria, South Africa for office and laboratory space. The lease commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate is approximately 7.5% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of approximately $952,521 with a corresponding lease liability of approximately $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet at December 31, 2022, the Company has a ROU asset balance of $853,889 and a current and non-current lease liability of $45,903 and $742,443, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s lease in South Africa.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Quantitative information regarding the Company’s lease is as follows:

	Year Ended December 31, 2022	For the period from September 13, 2021 (inception) through December 31, 2021
Lease Cost
Operating lease cost	$125,667	$19,376
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$93,211	$26,582
Operating lease liabilities arising from obtaining right-of-use assets	$—	$952,521
Remaining lease term (years)	8.00	9.00
Discount rate	7.5%	7.5%

Future lease payments under noncancelable leases are as follows at December 31, 2022:

Operating Leases
Future Lease Payments
2023	$103,543
2024	111,308
2025	119,656
2026	128,631
2027	138,278
Thereafter	480,229
Total lease payments	$1,081,645
Less: imputed interest	(293,299)
Total lease liabilities	$788,346
Less current portion	(45,903)
Lease liability – noncurrent	$742,443

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

In January 2022, the Company licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of uranium isotope U-235 (“U-235”). The license term is 999 years, unless terminated earlier by either party under certain provisions. Any development efforts improving the intellectual property performed by either Klydon or the Company will be the property of Klydon. The Company paid an upfront fee of $100,000, which was expensed to research and development expense. The Company is required to pay a nominal royalty per Kg of product sold plus 10% royalties on product net profits over the term of the contract. One of the officers, who is also a board member of Klydon, became a board member and consultant of ASP Isotopes Inc. and an employee of ASP Guernsey in January 2022.

In July 2022, ASP Isotopes UK Ltd (a subsidiary of the Company) entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The Klydon license agreement superseded and replaced the Mo-100 license and U-235 license described in Note 8 above. The Klydon license agreement is royalty-free, has a term of 999 years and is worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement the Company agreed to make an upfront payment of $100,000 (to be included within the payments we make under the Turnkey Contract) and deferred payments of $300,000 over 24 months, which was expensed to research and development expense. Klydon has the right to terminate the exclusivity of the Klydon license agreement in the event that the licensee ceases to carry on activities related to isotope enrichment for a period longer than 24 consecutive months. The $400,000 due to Klydon is in accounts payable as of December 31, 2022.

In July 2022, ASP South Africa acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $354,000), which was recorded to property and equipment, will be payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature.

9. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding at December 31, 2022 and December 31, 2021.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 35,907,127 shares were issued and outstanding at December 31, 2022. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2022.

From September 2021 through early November 2021, the Company issued 15,100,000 shares of common stock at $0.25 per share.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

From November 2021 through December 2021, the Company issued 1,452,500 shares of common stock at $2.00 per share. The Company incurred $226,000 in cash issuance costs and is required to issue 58,100 shares of common stock to the placement agent with an initial fair value of $116,200, which is recorded as a share liability on the balance sheet.

During 2022, prior to the IPO, the Company issued 1,559,780 shares of common stock at $2.00 per share for gross proceeds of $3,119,559. The Company incurred $255,965 in cash issuance costs and is required to issue 62,391 shares of common stock to the placement agent with an initial fair value of $124,782, which is recorded as a share liability on the consolidated balance sheet.

In October 2022, the Company amended its agreement with the placement agent for the shares issued from November 2021 through April 2022. The shares of common stock issuable to the placement agent was reduced from 120,491 shares to 57,250 shares. The fair value of the 57,250 shares issuable to the placement agent as of December 31, 2022 was $90,455, resulting in a change in fair value of share liability of $150,527 for the year ended December 31, 2022. In March 2023, the Company settled this share liability by issuing 57,250 shares of common stock.

In November 2022, the Company was required to issue shares of common stock with a fair value totaling $50,000 to a consultant. As of December 31, 2022, these shares had yet to be issued.

In November 2022, the Company completed its IPO, selling an aggregate of 1,250,000 shares of common stock at a price to the public of $4.00 per share. The Company received net proceeds from the IPO, after deducting underwriting discounts and commissions but before deducting offering costs, of approximately $3.8 million.

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

10. Stock Compensation Plan

Equity Incentive Plan

In October 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”) that provided for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2021 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2021 Plan is ten years. The maximum number of shares initially available for issuance under the 2021 Plan was 6,000,000. No further options were available to be issued under the 2021 Plan.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. As of December 31, 2022, 2,000,000 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 13, 2021 (inception)	—	$—	—	$—
Granted	400,000	$0.25
Outstanding at December 31, 2021	400,000	$0.25	9.8	$700,000
Granted	2,751,000	$2.00
Forfeited	(250,000)	$0.25
Outstanding at December 31, 2022	2,901,000	$1.91	9.4	$199,500

Exercisable at December 31, 2022	418,749	$1.76	9.3	$77,583
Vested or expected to vest at December 31, 2022	2,901,000	$1.91	9.4	$199,500

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

Year Ended December 31, 2022
Expected volatility	62.6% – 69.5%
Risk-free interest rate	1.68% – 3.25%
Expected term in years	5.5 – 6.3
Expected dividend yield	—%

For the year ended December 31, 2022, the Company granted 2,751,000 options with an exercise price of $2.00 per share, of which 288,000 options were issued to nonemployee directors that vest in April 2023 and the remaining options generally vest monthly over three years. The weighted average grant date fair value of options granted during 2022 was $1.18.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

During 2021, the Company granted 400,000 options with an exercise price of $0.25 per share that vest monthly over three years. The weighted-average grant date fair value of options granted during 2021 was $0.15.

The Company recorded stock compensation from options of $923,581 and $4,894 for the year ended December 31, 2022 and the period September 13, 2021 (inception) through December 31, 2021, respectively. As of December 31, 2022, there was $2,341,524 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon reaching the performance condition, which has not been met as of December 31, 2022, the Company will recognize stock compensation expense over the remaining measurement period.

In October 2021, the Company issued 600,000 shares of restricted common stock to a consultant who is also a member the board of directors, that vest annually over three years. The Company determined that the fair value of this award was $0.25 per share for a total value of $150,000. The consulting agreement also included future awards of common stock for continued service, however in March 2023, the consulting agreement was amended and these future awards were cancelled.

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

In November 2022, the Company issued 3,000,000 shares of restricted common stock to certain employees and directors, that vest two to four years from the date of the grant. The Company determined that the fair value of these awards was $2.63 per share for a total value of $7,890,000.

In December 2022, the Company issued an aggregate of 1,550,000 shares of restricted common stock to its Chief Executive Officer and Chairman, Interim Chief Financial Officer and a director that vest quarterly over one year from the date of the grant. The Company determined that the fair value of these awards was $1.58 per share for a total value of $2,449,000.

The Company recorded stock compensation from stock awards totaling $1,075,732 and $8,333 for the year ended December 31, 2022 and the period September 13, 2021 (inception) through December 31, 2021. At December 31, 2022, there is $10,804,935 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next 2.6 years.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at September 13, 2021 (inception)	—	$—
Granted	2,100,000	0.25
Unvested at December 31, 2021	2,100,000	0.25
Granted	5,250,000	2.24
Vested	(350,000)	1.00
Unvested at December 31 2022	7,000,000	$1.75

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
General and administrative	$1,798,043	$513,227
Research and development	201,270	—
Total	$1,999,313	$513,227

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
Numerator:
Net loss	$(4,945,139)	$(2,607,927)
Denominator:
Weighted average common stock outstanding, basic and diluted	26,793,745	16,246,432
Net loss per share, basic and diluted	$(0.18)	$(0.16)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
Options to purchase common stock	2,901,000	400,000
Restricted stock	7,000,000	—
Warrants to purchase Common Stock	—	7,230,822
Total shares of common stock equivalents	9,901,000	7,630,822

12. Income Taxes

The components of net loss before taxes are as follows:

	Year Ended December 31, 2022	For the Period From September 13, 2021 (Inception) Through December 31, 2021
Domestic	$(3,205,342)	$(2,388,630)
Foreign	(1,739,797)	(219,297)
Total net loss before taxes	$(4,945,139)	$(2,607,927)

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate for the year ended December 31, 2022 and the period September 13, 2021 (inception) through December 31, 2021 as follows:

	Year Ended December 31, 2022	For The Period From September 13, 2021 (Inception) Through December 31, 2021
Tax computed at federal statutory rate	21.00%	21.00%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(5.89)%	4.11%
Permanent differences	0.64%	(22.95)%
Other	2.98%	—
Valuation allowance	(18.73)%	(2.16)%
Income tax expense	—	—

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$496,751	$140,241
Capitalized R&D costs	50,289	—
Share-based compensation	418,019	—
Right-of-use lease liability	243,113	264,249
Total deferred tax assets	1,208,172	404,490

Deferred tax liabilities:
Share-based compensation	—	(91,691)
Right-of-use lease asset	(230,550)	(261,281)
Total deferred tax liabilities	(230,550)	(352,972)
Total net deferred tax assets	977,622	51,518
Less: valuation allowance	(977,622)	(51,518)
Net deferred taxes	$—	$—

The Company has no income tax expense due to operating losses incurred for the year ended December 31, 2022 and the period from September 13, 2021 (inception) through December 31, 2021. The Company has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during a future period. The valuation allowance increased by $926,104 in 2022 due to the increase in the net deferred tax assets by the same amount; primarily due to net operating loss carryforwards and the mandatory capitalization of qualified research and development expenses in 2022.

As of December 31, 2022, the Company has federal, state and South Africa NOLs available of approximately $1,657,883, $1,657,883 and $459,680, respectively, to offset future taxable income, if any, for federal and state income tax purposes. The state NOLs are carried forward indefinitely until used and never expire. Under the Tax Act, federal NOLs utilized are limited to 80% of taxable income in any year where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing unused net operating losses to be carried forward indefinitely.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the year ended December 31, 2022 and for the period from September 13, 2021 (inception) through December 31, 2021. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of December 31, 2022 and December 31, 2021, there were no uncertain tax positions.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

13. Subsequent Events

In March 2023, the Company received gross proceeds of $5.0 million through the issuance of 3,164,557 shares of its common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of its common stock with an exercise price of $1.75 per share. The Company paid the placement agent (i) a total cash fee equal to 7.0% of the aggregate gross proceeds of the offering; (ii) a management fee of 1.0% of the aggregate gross proceeds of the offering; and (iii) reimbursement of certain expenses. In addition, the Company issued to the Placement Agent (“PA”) warrants to purchase up to 221,519 shares of the Company’s common stock at an exercise price of $1.975 per share. The PA Warrants are exercisable on or after September 17, 2023 and will expire on September 18, 2028.

The Company has evaluated subsequent events through March 31, 2023, the date on which the accompanying financial statements were issued, and no other events were noted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2022.

In the course of preparing the financial statements that are included in this Form 10-K, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because, prior to becoming a public company, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to hire additional accounting, and finance and information technology resources or consultants with public company experience.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we have already and will continue to make progress in our remediation plan during the year ending December 31, 2022, but cannot assure you that we will be able to fully remediate the material weakness in 2023. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control---Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements

The information concerning our consolidated financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation.

3.2	Bylaws.

3.3	Amended and Restated Certificate of Incorporation.

3.4	Amended and Restated Bylaws.

10.1+

ASP Isotopes Inc. 2021 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.2+	ASP Isotopes Inc. 2022 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392))

10.3+

Performance Share Award Grant Notice and Performance Share Award Agreement with Paul Mann, dated October 4, 2021, as amended (incorporated by reference to Exhibit 10.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.4+

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.5+	Form of Director Agreement (incorporated by reference to Exhibit 10.5 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.6+

Executive Employment Agreement by and between the registrant and Paul Mann, dated October 4, 2021 (incorporated by reference to Exhibit 10.6 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.7+

Executive Employment Agreement by and between ASP Isotopes Guernsey Limited and Hendrik Strydom, dated January 19, 2022 (incorporated by reference to Exhibit 10.7 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.8+

Executive Employment Agreement by and between ASP Isotopes Guernsey Limited and Robert Ainscow, dated October 4, 2021, as amended (incorporated by reference to Exhibit 10.8 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.9

Advisory Agreement by and between the registrant and ChemBridges LLC, dated October 27, 2021, as amended (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.10

License Agreement between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Klydon (Proprietary) Limited dated September 30, 2021, as amended (incorporated by reference to Exhibit 10.10 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

74

10.11

License Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated January 25, 2021 (incorporated by reference to Exhibit 10.11 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.12

Contract for a Turnkey Molybdenum Enrichment Plan between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Klydon (Proprietary) Limited dated November 1, 2021 (incorporated by reference to Exhibit 10.12 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.13

Letter Agreements between the registrant and Dr Einar Ronander and Dr Hendrik Strydom, dated January 2021 (incorporated by reference to Exhibit 10.13 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.14

Chief Scientific Adviser between the registrant and Dr Einar Ronander, dated January 2021 (incorporated by reference to Exhibit 10.14 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.15

Lease for Molybdenum Processing Plant between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Morgan Creek Properties 311 Pty Ltd. (incorporated by reference to Exhibit 10.15 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.17

License Agreement between ASP Isotopes UK Ltd and Klydon (Proprietary) Limited dated July 26, 2022 (incorporated by reference to Exhibit 10.17 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.18*	Amended Advisory Agreement between the registrant and ChemBridges, LLC, dated December 12, 2022.

10.19*	Amended Executive Employment Agreement between the registrant and Paul Mann effective December 20, 2022.

10.20*	Acknowledgement of Debt Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

10.21*	Deed of Security Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

24.1*	Power of Attorney.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 _________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2023.

ASP ISOTOPES Inc.

By	/s/ PAUL E. MANN
Paul E. Mann
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. MANN	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2023
Paul E. Mann

/s/ ROBERT AINSCOW	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Robert Ainscow

/s/ JOSHUA DONFELD	Director	March 31, 2023
Joshua Donfeld

/s/ DUNCAN MOORE, Ph.D.	Director	March 31, 2023
Duncan Moore, Ph.D.

/s/ HENDRIK STRYDOM, Ph.D.	Director	March 31, 2023
Hendrik Strydom, Ph.D.

/s/ SERGEY VASNETSOV	Director	March 31, 2023
Sergey Vasnetsov

/s/ TODD WIDER, M.D.	Director	March 31, 2023
Todd Wider, M.D.

