Form 10-Q
period 2023-03-31
ASP Isotopes Inc.
filed 2023-05-19
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41555

____________________

ASP Isotopes Inc.
(Exact Name of Registrant as Specified in its Charter)

 ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of May 15, 2023, the registrant had 37,385,684 shares of common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to complete the construction of, commission and successfully operate isotope enrichment plants in a cost-effective manner;

•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology;

•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology and our M0-100 enrichment facility in South Africa;

•	the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;

•	the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology;

•	a failure of demand for various isotopes that we may produce using ASP technology;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations and future growth;

•	the extensive costs, time and uncertainty associated with new technology development;

•	developments and projections relating to our competitors and industry;

•	the ability to recognize the anticipated benefits of the acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction and the ASP technology for the production of Mo-100 and U-235 we licensed from Klydon Proprietary Ltd;

•	problems with the performance of the ASP technology in the enrichment of isotopes;

•	our dependence on a limited number of third party suppliers for certain components;

•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;

•	our expected dependence on a limited number of key customers for Mo-100 that we may produce using ASP technology;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	our inability to compete effectively;

•	risks associated with the current economic environment;

•	risks associated with our international operations;

•	geopolitical risk and changes in applicable laws or regulations;

•	our inability to adequately protect our technology infrastructure;

•	our inability to hire or retain skilled employees and the loss of any of our key personnel;

•	operational risk;

•	we are subject to credit counterparty risks;

•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;

•	our inability to implement and maintain effective internal controls; and

•	other factors that are described in “Risk Factors,” beginning on page 34.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$5,082,290	$2,389,140
Prepaid expenses and other current assets	688,272	913,005
Total current assets	5,770,562	3,302,145
Property and equipment, net	8,005,633	8,200,595
Operating lease right-of-use asset	696,367	853,889
Other noncurrent assets	133,638	139,636
Total assets	$14,606,200	$12,496,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,286,657	$1,354,903
Accrued expenses	408,579	361,246
Notes payable	33,854	33,854
Operating lease liability - current	46,551	45,903
Share liability	220,800	140,455
Total current liabilities	1,996,441	1,936,361
Operating lease liability - noncurrent	697,950	742,443
Total liabilities	2,694,391	2,678,804
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 37,385,684 and 35,907,127 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	373,857	359,071
Additional paid-in capital	23,454,919	16,756,426
Accumulated deficit	(11,168,144)	(7,553,066)
Accumulated other comprehensive (loss) income	(748,823)	255,030
Total stockholders’ equity	11,911,809	9,817,461
Total liabilities and stockholders’ equity	$14,606,200	$12,496,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$207,334	$293,051
General and administrative	3,517,490	565,202
Total operating expenses	3,724,824	858,253
Loss from operations	(3,724,824)	(858,253)
Other income (expense):
Foreign exchange transaction loss	(935)	-
Change in fair value of share liability	110,285	-
Interest income	396	665
Total other income	109,746	665
Net loss	$(3,615,078)	$(857,588)
Net loss per share, basic and diluted	$(0.12)	$(0.03)
Weighted average shares of common stock outstanding, basic and diluted	29,141,525	26,404,834

Other comprehensive loss:
Net loss	(3,615,078)	(857,588)
Foreign currency translation	(1,003,853)	(229,257)
Total comprehensive loss	$(4,618,931)	$(1,086,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	(loss)	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	20,652,500	$206,525	$8,380,343	$18,723	$(2,607,927)	$5,997,664
Issuance of common stock, net of issuance costs of $285,024	1,187,605	11,876	2,078,310	-	-	2,090,186
Issuance of restricted common stock upon exercise of warrants	7,194,847	71,948	(71,948)	-	-	-
Stock-based compensation	-	-	20,803	-	-	20,803
Foreign currency translation	-	-	-	(229,257)	-	(229,257)
Net loss	-	-	-	-	(857,588)	(857,588)
Balance at March 31, 2022	29,034,952	$290,349	$10,407,508	$(210,534)	$(3,465,515)	$7,021,808

Balance at December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	-	-	4,493,610
Cancellation of common stock received in exchange for issuance of convertible preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	-	-	-
Issuance of common stock in lieu of commissions	57,250	573	74,997	-	-	75,570
Issuance of restricted shares	1,256,750	12,567	(12,567)	-	-	-
Stock-based compensation	-	-	2,144,099	-	-	2,144,099
Foreign currency translation	-	-	-	(1,003,853)	-	(1,003,853)
Net loss	-	-	-	-	(3,615,078)	(3,615,078)
Balance at March 31, 2023	37,385,684	$373,857	$23,454,919	$(748,823)	$(11,168,144)	$11,911,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from Operating activities
Net loss	$(3,615,078)	$(857,588)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,144,099	20,803
Fair value of common stock to consultants	266,200	-
Change in fair value of share liability	(110,285)	-
Changes in right-of-use lease asset	17,034	19,057
Changes in operating assets and liabilities:
Deferred offering costs	-	(58,348)
Prepaid expenses and other current assets	203,959	16,372
Other noncurrent assets	(34)	-
Accounts payable	(388,443)	310,655
Accrued expenses	47,404	189,000
Lease liability	(9,821)	72,102
Net cash used in operating activities	(1,444,965)	(287,947)
Cash flows from investing activities
Purchases of property and equipment	(362,056)	(898,918)
Net cash used in investing activities	(362,056)	(898,918)
Cash flows from financing Activities
Proceeds from issuance of common stock and warrants	5,000,000	2,375,210
Common stock issuance costs	(506,390)	(129,200)
Repayment of notes payable	-	(13,046)
Net cash provided by financing activities	4,493,610	2,232,964
Net change in cash	2,686,589	1,046,099
Effect of exchange rate changes on cash	6,561	(229,241)
Cash - beginning of period	2,389,140	2,953,721
Cash - end of period	$5,082,290	$3,770,579

Supplemental disclosures of non-cash investing and financing activities:
Share liability for non-cash issuance costs	$-	$95,808
Unpaid financing fees	-	60,817
Purchase of property and equipment included in accounts payable	337,158	-
Settlement of share liability	75,570	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Boca Raton, Florida. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), an 80% owned subsidiary of ASP South Africa, was formed in March 2023.  ASP Isotopes UK Ltd, a wholly-owned subsidiary of the Company, was incorporated in July 2022. Enriched Energy, LLC, a wholly-owned subsidiary of the Company, was incorporated in January 2022. ASP Isotopes Inc. and its subsidiaries are collectively referred to as “the Company” throughout these consolidated statements.

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

Liquidity and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $3,615,078 and $857,588 for the three months ended March 31, 2023 and 2022, respectively. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $5,082,290 as of March 31, 2023, will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2022.

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

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc. and its wholly-owned subsidiaries and the 80% owned Enlightened Isotopes. All intercompany balances and transactions have been eliminated in consolidation.  For the three months ended March 31, 2023, there was no other corporate activity for Enlighted Isotopes other than its formation and therefore there was no non-controlling interest to report on the consolidated balance sheet and no net loss attributable to non-controlling interest on the consolidated statement of operations to report.  See Note 9.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiary ASP South Africa is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of ASP South Africa are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue, when recorded, and expenses of ASP South Africa are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive income (loss). The effect of exchange rate changes on intercompany transactions of a long term and permanent nature are credited or charged directly to a separate component of stockholder’s equity.

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2023 and 2022.

Our foreign subsidiaries held cash of approximately $144,000 and $38,000 as of March 31, 2023 and December 31, 2022, respectively, which is included in cash on the consolidated balance sheets.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S.  If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

The Company’s share liability (Note 9) measured at Level 3 fair value on a recurring basis was $220,800 as of March 31, 2023. There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023. There was a transfer of the share liability from Level 3 to Level 1 as a result of our IPO in the year ended December 31, 2022 as further discussed in Note 9. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Share Liability
Balance, December 31, 2021	116,200
Fair value of additional common stock issuable	174,782
Fair value adjustment	(150,527)
Balance, December 31, 2022	140,455
Less settlement of share liability	(75,570)
Fair value of additional common stock issuable	266,200
Fair value adjustment	(110,285)
Balance, March 31, 2023	$220,800

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

Leases

Leases are accounted for in accordance with ASC 842, which establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right-of-use asset. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply (i) the practical expedient, which allows us to not separate lease and non-lease components, for new leases and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three months ended March 31, 2023 or March 31, 2022.

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

Prior to the Company’s IPO in November 2022, there was no public market of the Company’s common stock. The fair value of the shares of common stock underlying the Company’s share-based awards was estimated on each grant date by the Company’s board of directors based on then current facts and circumstances. To determine the fair value of the Company’s common stock underlying option grants, the board of directors considered, among other things, input from management and recent third-party financings consummated by the Company. In connection with the preparation of the financial statements for the three months ended March 31, 2022, the Company performed a retrospective review of the fair value of its common stock related to the current events available.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurements and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The ASU 2016-13 guidance became effective as of January 1, 2023, and must be adopted using a modified retrospective approach, with certain exceptions.  The adoption of ASU No. 2016-13 during the three months ended March 31, 2023 did not have a material impact on the financial statements.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

3. Property and Equipment

Property and equipment consist of construction in progress totaling $8,005,633 and $8,200,595 at March 31, 2023 and December 31, 2022, respectively.

The Company is currently building out the plant and office space in South Africa. All costs incurred are considered construction in progress because the work is not complete as of March 31, 2023 and December 31, 2022. There was no depreciation expense for the three months ended March 31, 2023 and 2022.

4. Accrued Expenses

Accrued expenses consisted of accrued professional fees and employee compensation costs at March 31, 2023 and December 31, 2022.

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

In March 2022, one of the promissory notes totaling $13,046 (10,000 GBP) was repaid in full. As of March 31, 2023 and December 31, 2022, the total promissory notes payable balance was $33,854 and have been automatically extended on a monthly basis.

6. Commitments and Contingencies

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. The Company can modify the contract scope and overall costs and the contract can be cancelled by either party. As of March 31, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, however, the Company did not perfect its interests in the assets until April 4, 2023. The Company did not believe that the amounts owed by Klydon were realizable, nor did the Company know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at March 31, 2023 and December 31, 2022.  See Note 13.

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company. See Notes 8 and 9.

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

7. Lease

The Company accounts for leases in accordance with ASC 842 (Note 2). The Company is party to one operating lease in Pretoria, South Africa for office and laboratory space. The lease commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate is approximately 7.5% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of approximately $952,521 with a corresponding lease liability of approximately $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet at March 31, 2023, the Company has a ROU asset balance of $696,367 and a current and non-current lease liability of $46,551 and $697,950, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s lease in South Africa.

Quantitative information regarding the Company’s lease for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$31,160	$36,258
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$23,948	$25,922
Operating lease liabilities arising from obtaining right-of-use assets	$-	$-
Remaining lease term (years)	7.75	8.75
Discount rate	7.5%	7.5%

Future lease payments under noncancelable leases are as follows at March 31, 2023:

Operating Leases
Future Lease Payments
2023 (remaining nine months)	$75,198
2024	106,500
2025	114,488
2026	123,074
2027	132,305
Thereafter	459,483
Total lease payments	$1,011,048
Less: imputed interest	(266,547)
Total lease liabilities	$744,501
Less current portion	(46,551)
Lease liability - noncurrent	$697,950

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

In July 2022, ASP Isotopes UK Ltd (a subsidiary of the Company) entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The Klydon license agreement superseded and replaced the Mo-100 license and U-235 license described in Note 8 above. The Klydon license agreement is royalty-free, has a term of 999 years and is worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement the Company agreed to make an upfront payment of $100,000 (to be included within the payments we make under the Turnkey Contract) and deferred payments of $300,000 over 24 months, which was expensed to research and development expense. Klydon has the right to terminate the exclusivity of the Klydon license agreement in the event that the licensee ceases to carry on activities related to isotope enrichment for a period longer than 24 consecutive months. The $400,000 due to Klydon is in accounts payable as of March 31, 2023 and December 31, 2022.

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

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 6), pursuant to which the Company acquired certain intellectual property (“Klydon Acquisition”). The Company expects that the Klydon Acquisition will be accounted for under ASC 805, Business Combinations as an asset acquisition since the fair value of the assets acquired were concentrated in a single identifiable asset.  Therefore, all amounts due to Klydon will be settled with the Klydon Acquisition during the second quarter of 2023.

9. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. had 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding at March 31, 2023 and December 31, 2022.

In conjunction with the formation of Enlightened Isotopes in March 2023, in exchange for 3,000,000 shares of common stock held by an officer and scientific advisor of ASP Isotopes Inc., Enlighted Isotopes issued 2,500 shares of convertible preferred stock.  These shares convert into common stock of Enlighted Isotopes at any time upon the election of the preferred stockholders such that these two investors will own 20% of the then outstanding shares on a fully diluted basis. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 37,385,684 shares were issued and outstanding at March 31, 2023. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through March 31, 2023.

During 2022, prior to the IPO, the Company issued 1,559,780 shares of common stock at $2.00 per share for gross proceeds of $3,119,560. The Company incurred $255,965 in cash issuance costs and is required to issue 62,391 shares of common stock to the placement agent with an initial fair value of $124,782, which is recorded as a share liability on the condensed consolidated balance sheet.

In October 2022, the Company amended its agreement with the placement agent for the shares issued from November 2021 through the first nine months of 2022. The shares of common stock issuable to the placement agent was reduced from 120,491 shares to 57,250 shares. The fair value of the 57,250 shares issuable to the placement agent as of December 31, 2022 was $90,455. The fair value of the 57,250 shares issuable to the placement agent just prior to settlement was $75,570, resulting in a change in fair value of share liability of $14,885 for the three months ended March 31, 2023. In March 2023, the Company settled this share liability by issuing 57,250 shares of common stock.

In November 2022, the Company was required to issue shares of common stock with a fair value totaling $50,000 to a consultant. As of March 31, 2023, these shares had yet to be issued.

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

In February 2023, the Company is required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares issuable to the two consultants was $85,400 at March 31, 2023, resulting in a change in fair value of share liability of $87,100 for the three months ended March 31, 2023. As of March 31, 2023, these shares had yet to be issued.

In March 2023, the Company is required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares issuable pursuant to a settlement agreement was $85,400 at March 31, 2023, resulting in a change in fair value of share liability of $8,300 for the three months ended March 31, 2023. As of March 31, 2023, these shares had yet to be issued.

In March 2023, an officer and scientific advisor of the Company exchanged an aggregate of 3,000,000 shares of ASP Isotopes Inc. common stock for 2,500 shares of Enlighted Isotopes convertible preferred stock. In conjunction with the exchange, Enlighted Isotopes transferred the common shares of ASP Isotopes Inc. to ASP Isotopes and then ASP Isotopes immediately cancelled all 3,000,000 shares. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations.

In March 2023, the Company’s non-employee board members agreed to receive the 2022 cash director fees totaling $45,000 in shares of common stock.  As of March 31, 2023, these shares had yet to be issued.

In March 2023, the Company issued 3,164,557 shares of the Company’s common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of its common stock with an exercise price of $1.75 per share for gross proceeds of $5.0 million. The Company incurred $506,390 in cash issuance costs and issued warrants to purchase up to an aggregate of 221,519 shares of common stock with an exercise price of $1.975 per share to the placement agent with an initial fair value of $179,116.

Common Stock Warrants

The fair values of the warrants issued in March 2023 were estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

In January 2022, warrants to purchase 7,230,822 shares of common stock were net share settled into 7,194,847 shares of common stock per the terms of the underlying warrant agreements. No warrants were exercised in 2021.

10. Stock Compensation Plan

Equity Incentive Plan

In October 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”) that provided for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2021 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2021 Plan is ten years. The maximum number of shares initially available for issuance under the 2021 Plan was 6,000,000. No further options are available to be issued under the 2021 Plan.

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. As of March 31, 2023, 988,606 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,901,000	$1.91	9.4	$199,500
Granted	-	$-
Forfeited	-	$-
Outstanding at March 31, 2023	2,901,000	$1.91	9.1	$90,600

Exercisable at March 31, 2023	602,221	$1.79	9.1	$42,783
Vested or expected to vest at March 31, 2023	2,901,000	$1.91	9.1	$90,600

For the three months ended March 31, 2023, no options were granted. For the three months ended March 31, 2022, the Company granted 50,000 options with an exercise price of $2.00 per share that vest monthly over three years. The weighted-average grant date fair value of options granted for the three months ended March 31, 2022 was $1.16.

The Company recorded stock compensation from options of $356,211 and $8,303 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $1,985,313 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon reaching the performance condition, the Company will recognize stock compensation expense over the remaining measurement period. No stock compensation was recorded for this award for the three months ended March 31, 2023 and 2022.

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

In March 2023, the Company issued an aggregate of 1,256,750 shares of restricted common stock to its Chief Executive Officer and Chairman and a director that vests quarterly over one year from the date of the grant. The Company determined that the fair value of these awards was $1.80 per share for a total value of $2,262,150.

The Company recorded stock compensation from stock awards totaling $1,787,888 and $12,500 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there is $11,279,197 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next 1.7 years.

 The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	7,000,000	$1.75
Granted	1,256,750	1.80
Vested	(537,500)	1.70
Unvested at March 31, 2023	7,719,250	$1.67

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative	$2,051,708	$20,803
Research and development	92,391	-
Total	$2,144,099	$20,803

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(3,615,078)	$(857,588)
Denominator:
Weighted average common stock outstanding, basic and diluted	29,141,525	26,404,834
Net loss per share, basic and diluted	$(0.12)	$(0.03)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	2,901,000	450,000
Warrants to purchase common stock	3,386,076	-
Restricted stock	7,719,250	-
Total shares of common stock equivalents	14,006,326	450,000

12. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2023 and 2022. The Company has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during a future period.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the three months ended March 31, 2023. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of March 31, 2023 and December 31, 2022, there were no uncertain tax positions.

As of March 31, 2023, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

13. Subsequent Events

The Company has evaluated subsequent events through May 18, 2023, the date on which the accompanying financial statements were issued and none were noted except as follows.

Acquisition of Klydon

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 6), pursuant to which the Company acquired certain intellectual property (“Klydon Acquisition”). The Company expects that the Klydon Acquisition will be accounted for under ASC 805, Business Combinations as an asset acquisition since the fair value of the assets acquired were concentrated in a single identifiable asset.

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

We operate principally through subsidiaries: ASP Isotopes Guernsey Limited (the holding company of ASP Isotopes South Africa (Proprietary) Limited), which will be focused on the development and commercialization of high value, low volume isotopes for highly specialized end markets (such as C-14, Mo-100 and Si-28); Enriched Energy LLC, which will be focused on the development and commercialization of uranium for the nuclear energy market; Enlightened Isotopes (Pty) Ltd, which will be focused on the development and commercialization of high value, low volume isotopes for highly specialized end markets (such as Yb-176) using non-ASP isotope enrichment techniques, and ASP Isotopes UK Ltd, which is the licensee of the ASP technology under the exclusive license agreement with Klydon.

On November 15, 2022, we completed an IPO of our common stock and issued and sold 1,250,000 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds of $3.8 million after deducting underwriting discounts and commissions and offering expenses.

In March 2023, we issued 3,164,557 shares of our common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of our common stock with an exercise price of $1.75 per share for gross proceeds of $5.0 million. We incurred $506,390 in cash issuance costs and issued warrants to purchase up to an aggregate of 221,519 shares of common stock with an exercise price of $1.975 per share to the placement agent with an initial fair value of $179,116.

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

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022. The Company perfected its interests in the assets on April 4, 2023.

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

Political Risk Insurance Policy with Optio Group.    On October 25, 2021, ASP Guernsey entered into a contract of insurance to cover against political risk and expropriation to offset the risk of events detrimental to the company occurring in the Republic of South Africa for a period of three years. The insurer is Optio Group Limited which is 100% underwritten by one or more syndicates at Lloyd’s of London. The specific risks covered in the policy are: (i) permanent and total abandonment of operations, (ii) deprivation of assets or shareholding, (iii) physical damage due to political violence, (iv) non-transfer or inconvertibility, (v) business interruption, (vi) non-honouring of arbitration award, and (vii) crisis management support. The limit of cover is equal to or in excess of the projected amount of investment required to complete the initial stage of the first planned Molybdenum enrichment plant. The limit of cover is capable of being increased and extended by mutual agreement with the insurer.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$207,334	$293,051
General and administrative	3,517,490	565,202
Total operating expenses	3,724,824	858,253
Loss from operations	(3,724,824)	(858,253)
Other income (expense), net	109,746	665
Net loss	$(3,615,078)	$(857,588)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
Direct costs:
Mo-100	$-	$4,806
Indirect costs:
Personnel-related costs	122,391	-
License fees	-	-
Consulting, facility and other expenses	84,943	288,245
Total research and development expenses	$207,334	$293,051

Research and development expenses were $207,334 for the three months ended March 31, 2023. These expenses include $122,391 of personnel-related costs, including $92,391 in stock-based compensation, and $84,943 in consulting, facility and other expenses. Research and development expenses were $293,051 for the three months ended March 31, 2022. These expenses include $4,806 in costs directly related to the development of Mo-100 and $288,245 in consulting, facility and other expenses.

General and Administrative Expenses

General and administrative expenses were $3,517,490 for the three months ended March 31, 2023. These expenses include $2,340,764 of personnel-related costs, including $2,051,708 in stock-based compensation, $753,419 of professional services and legal-related fees and $423,307 in facility and other corporate expenses. General and administrative expenses were $565,202 for the three months ended March 31, 2022. These expenses include $250,303 of personnel-related costs, including $20,803 in stock-based compensation, $277,189 of professional services and legal-related fees and $37,710 in other corporate expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock.

As of March 31, 2023, we had cash of $5,082,290. We do not have any isotopes approved for sale, we have not generated any revenue from the sale of isotopes, and our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future isotopes.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(1,444,965)	$(287,947)
Cash used in investing activities	(362,056)	(898,918)
Cash provided by financing activities	4,493,610	2,232,964
Net change in cash	$2,686,589	$1,046,099

Operating Activities.

Net cash used in operating activities was $1,444,965 for the three months ended March 31, 2023, and was primarily due to our net loss of $3,615,078, adjusted for stock-based compensation expense of $2,144,099, expense related to the issuance of common stock to consultants of $266,200 and amortization of right-of-use asset of $17,034, partially offset by a change in fair value of share liability of $110,285 and a $146,935 change in our operating assets and liabilities.

Net cash used in operating activities was $287,947 for the three months ended March 31, 2022, and was primarily due to our net loss of $857,588, adjusted for stock-based compensation expense of $20,803 and amortization of right-of-use asset of $19,057, partially offset by a $529,781 change in our operating assets and liabilities.

Investing activities.

Net cash used by investing activities was $362,056 and $898,918 for the three months ended March 31, 2023 and 2022, respectively, and was comprised of construction in progress.

Financing Activities.

Net cash provided by financing activities was $4,493,610 for the three months ended March 31, 2023, and was comprised primarily of net proceeds of $4,493,610 from the sale and issuance of 3,164,557 shares of our common stock in March 2023.

Net cash provided by financing activities was $2,232,964 for the three months ended March 31, 2022, and was comprised of net proceeds of $2,246,010 from the sale and issuance of 1,187,605 shares of our common stock prior to our IPO and the repayment of notes payable of $13,046.

Contractual Obligations and Commitments

We lease our research and development facility in Pretoria, South Africa, under a lease with base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.

In November 2021, we entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. We can modify the contract scope and overall costs and the contract can be cancelled by either party. As of March 31, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete, and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, however, we did not perfect our interests in the assets until April 4, 2023. We did not believe that the amounts owed by Klydon were realizable, nor did we know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at March 31, 2023 and December 31, 2022.

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 6), pursuant to which the Company acquired certain intellectual property (“Klydon Acquisition”). The Company expects that the Klydon Acquisition will be accounted for under ASC 805, Business Combinations as an asset acquisition since the fair value of the assets acquired were concentrated in a single identifiable asset.

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase our common stock.

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

Stock-Based Compensation

On October 3, 2021, our board of directors and stockholders approved the 2021 Plan. Under the 2021 Plan, stock-based awards are measured at fair value and recognized over the requisite service period. Forfeitures are accounted for in the period they occur. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions:

•	Fair value of common stock. See the subsection entitled “- Determination of Fair Value of Common Stock” below.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

•	Expected dividend yield. We base the expected dividend yield assumption on the fact that we have never paid cash dividends and have no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

•	Expected volatility. Since, prior to our IPO, we were not yet a public company and did not have a trading history for our common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Expected life. The expected life represents the period of time that options are expected to be outstanding. Because we do not have historical exercise behavior, we determine the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is equal to the contractual term.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, our cash consists of cash in readily available checking accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of March 31, 2023 and December 31, 2022, we had no bank debt outstanding and are therefore not exposed to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars, but our operations are currently primarily located outside the United States, and we have entered into a number of contracts with vendors that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates during the period presented would not have had a material impact on our financial results.

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

We are also a “smaller reporting company”, as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2023. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We have a very limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring the assets of Molybdos (after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000, which at the then current exchange rate was approximately $734,000)) and in-licensing intellectual property rights related to the production of Molybdenum-100 (a non-radioactive isotope we believe may have applications primarily in the medical industry) and Uranium-235 (an isotope of uranium we believe may have application in the clean, efficient and carbon-free energy industry) using the ASP technology, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000), which will be payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature. We have not yet built a functioning Mo-100 or U-235 manufacturing plant or even demonstrated the ability to produce Mo-100 or U-235 using the ASP technology. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale (or arrange for a third party to do so on our behalf), or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of Mo-100 that we may develop using the ASP process in the medical industry. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the three months ended March 31, 2023 and 2022, we reported a net loss of $3.6 million and $0.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $11.2 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•	continue to invest in our research and development activities;

•	seek applicable regulatory approvals for any future isotopes that we may successfully develop;

•	experience any delays or encounter any issues with any of the above, including but not limited to failed research and development activities, safety issues or other regulatory challenges;

•	hire additional engineering and production personnel and build our internal resources, including those related to audit, patent, other legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs;

•	obtain, expand, maintain, enforce and protect our intellectual property portfolio;

•	establish a sales, marketing and distribution infrastructure and establish manufacturing capabilities, whether alone or with third parties, to commercialize future isotopes (assuming receipt of applicable regulatory approvals), if any; and

•	operate as a public company.

We expect limited commercial activity for our isotopes in the United States during the next two to three years, and we anticipate that most of our initial revenues from future sales of our Mo-100 will be derived from countries in Asia and EMEA (Europe, Middle East and Africa). To become and remain profitable, we must succeed in developing and eventually commercializing isotopes that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing research and development activities relating to our ASP technology, obtaining applicable regulatory approval for future isotopes, if any, and manufacturing, marketing and selling any future isotopes (assuming receipt of applicable regulatory approvals). We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with chemical isotopes separation, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our future isotopes or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our future prospects are tied directly to the end markets that use our isotopes, including the diagnostic medical imaging industry, and depend on our ability to successfully introduce our isotopes and adapt to a changing technology and medical practice landscape.

The field of diagnostic medical imaging is dynamic, with new products, including equipment, software and products, continually being developed and existing products continually being refined. New hardware (scanners), software or agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and agents in that modality, resulting in commercial displacement of the existing radiotracers. For example, alternate scanners and radiotracers could be introduced. Similarly, changing perceptions about comparative efficacy and safety, as well as changing availability of supply, may favor one agent over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. Technological obsolescence in any of the medical imaging products that would use the Mo-100 that we plan to manufacture could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

 We incurred a net loss of $7.6 million and $8.4 million for the period from September 13, 2021 (inception) through December 31, 2022 and September 13, 2021 (inception) through March 31, 2023, respectively. As of March 31, 2023, we had approximately $5.1 million in cash. We have yet to generate any revenues, and we anticipate that our losses will continue for the foreseeable future. We cannot assure you that our plans to commercialize isotopes that we may develop will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

As of March 31, 2023, our cash was approximately $5.1 million. We believe, based on our current operating plan, that the net proceeds from our IPO and private placement completed on March 17, 2023, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We are subject to credit counterparty risk, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Company maintains cash balances at many financial institutions in multiple geographies.  While the majority of cash balances are currently held in US$ at U.S. financial institutions, our cash balances at those institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor per insured bank for each account ownership category. Our non-US banking counterparties might not have protections offered to their customers that are considered standard in the U.S. and even if such deposit insurances do exist, there is no guarantee that the insurer will honor those insurance policies. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. Any credit losses that may occur could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We rely on a limited number of suppliers to provide us components, and a material interruption in supply could prevent or limit our ability to execute our strategic plan and development programs in the expected timeframe.

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

Our business, financial and operating performance could be adversely affected by epidemics and other health-related issues.

 Global supply chains and the timely availability of components imported to South Africa from the United States, countries in Europe or other nations could be materially disrupted by quarantines, slowdowns or shutdowns, border closings, and travel restrictions resulting from the global pandemics or health crises. Further, impacts of pandemic-related impacts on our management and workforce, or our suppliers and contractors could adversely impact our business. While we have taken steps to protect our workforce and carry-on operations, we may not be able to mitigate all of the potential impacts. We anticipate increased costs related to, or resulting from pandemic due to, among other things, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements.

 In the event that any future pandemic prevents our employees or our contractors from working in person at our facility in South Africa or our suppliers are unable to provide goods and services on the schedule we anticipated, the impacts on our schedule and costs could be material. The ultimate impact of a future pandemic on our operations, including our ability to execute our strategic plan and development programs in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of a future pandemic on us, our contractors and suppliers that could impact our business are also difficult to predict but could adversely affect our business, results of operations, and prospects.

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

Prior to October 2021, as a company, we had no involvement with or control over the research and development of the ASP technology. We have relied on and continue to rely on Klydon to conduct such research and development in accordance with the applicable legal, regulatory and scientific standards prior to the in-licensing of the ASP technology for development of isotopes. If the research and development processes or the results of the development programs prior to the in-licensing of the ASP technology for development of isotopes prove to be unreliable, this could result in increased costs and delays in the development of our future isotopes, which could adversely affect any future revenue from these future isotopes (assuming receipt of applicable regulatory approvals).

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

Even if one of the products that we or our customers may produce using the ASP technology receives regulatory approval, it may fail to achieve market acceptance by radiopharmacies, hospitals, clinics or others in the medical community necessary for commercial success.

Even if the Mo-100 that we may produce using the ASP technology, or Tc-99m or Mo-99 that we expect our future customers to produce using the Mo-100 that we plan to offer, receives regulatory approval, the isotopes may fail to gain sufficient market acceptance by radiopharmacies, hospitals, clinics and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of Mo-100 that we may produce using the ASP technology, or the Tc-99m or Mo-99 that our future customers may produce, will depend on a number of factors, including but not limited to:

•	the potential advantages compared to alternative radioisotopes;

•	the timing of market introduction of the product as well as competitive products;

•	effectiveness of sales and marketing efforts;

•	the strength of our relationships with radiopharmacies, hospitals, clinics and others in the medical community;

•	the cost in relation to alternative radioisotopes;

•	our ability to offer Mo-100 that we may produce using the ASP technology for sale at competitive prices;

•	the convenience and ease of use compared to alternative radioisotopes;

•	the willingness of radiopharmacies, hospitals, clinics and others in the medical community to try an innovative radioisotope; and

•	the strength of marketing and distribution support;

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

We face an inherent risk of product liability exposure if we commercialize any isotopes that we may develop. If we cannot successfully defend ourselves against claims that any such isotopes caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any isotopes that we may develop;

•	loss of revenue;

•	substantial monetary awards to patients;

•	significant time and costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	initiation of investigations by regulators;

•	the inability to commercialize any isotopes that we may develop;

•	injury to our reputation and significant negative media attention; and

•	a decline in our share price.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In South Africa, our Mo-100 enrichment facility is heavily regulated. South Africa is a signatory to the International Atomic Energy Agency (“IAEA”) conventions and has adopted safety standards from the IAEA. The design, construction and operation of the isotope enrichment plants are highly regulated and require government licenses, approvals and permits, and may be subject to the imposition of conditions. In some cases, these licenses, approvals and permits entail periodic reviews and inspections. While we and Klydon have received all licenses, approvals and permits required to build and operate our isotope enrichment facilities in South Africa, we cannot predict whether the conditions associated with such licenses, approvals and permits will be maintained. For example, each of Klydon and ASP Isotopes South Africa (Proprietary) Limited has received from the South African Council for The Non-Proliferation of Weapons of Mass Destruction (1) a registration certificate (which are valid for two years from the date of issuance) and (2) a Manufacturing and Services Permit. The permits provide that the Non-Proliferation Secretariat will conduct at least two industry visits in June and November (or as arranged) of every year. Each of the permits includes numerous conditions, including, for example, the obligation to keep the Council updated or informed on all separation projects at all times and at least through biannual declarations, which must be done through correspondence to the Council at the end of April and September every year. The permit issued to ASP Isotopes South Africa (Proprietary) Limited includes additional specific information requirements related to (i) the progress on the design and construction of the Mo-100 separation plant, (ii) the progress on the manufacturing of Molybdenum separation elements, and (iii) the commissioning of the plant. Each of the permits further provides that (i) any potential export of controlled goods and technology should be requested at an early stage through a Provisional Export Guidance Request, (ii) all isotope separation applications remain controlled regardless of the isotope atomic mass and will be dealt with on a case-by-case basis, and (iii) any ultimate transfer of these controlled goods and technology will be subject to the issuance of a permit by the Council as required in terms of the Non-Proliferation Act and related Government Notices and Regulations.

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

Changes in law or the imposition of new or additional regulations or permit requirements that impact our business could negatively impact our performance in various ways, including by limiting our ability to collaborate with partners or customers or by increasing our costs and the time necessary to obtain required authorization. We monitor new developments and devote a significant amount of management’s time and external resources to compliance with these laws and regulations. We cannot assure you, however, that we are and will remain in compliance with all such requirements, and even when we believe we are in compliance, a regulatory agency may determine that we are not. In addition, we cannot assure you that we will be able to obtain all licenses, approvals and permits that may be required to execute on our strategy and develop our company’s business as currently contemplated. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations or to obtain or comply with necessary licenses, approvals and permits could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. Failure by us, our employees, affiliates, partners or others with whom we work to comply with the permits issued to us by the South African Council for The Non-Proliferation of Weapons of Mass Destruction could result in disruption of our development activities at our facility in South Africa, which could prevent us from completing our development activities.

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

In addition, agreements under which we license intellectual property or technology to or from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected future isotopes. Our business also would suffer if our licensor fails to abide by the terms of the license or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensor may own or control intellectual property that has not been licensed to us, and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

The NMS Letter includes a request for us to enter into discussions and an agreement with NMS based on terms proposed in previous correspondence from NMS, which outlined a future collaboration on technology and product development. The NMS Letter does not include a threat of litigation against us or any parties to the 2013 API Labs License or 2019 Radfarma Sub-License. However, if the licensed rights granted to us are found to be invalid or unenforceable (in whole or in part), or if our exclusive license agreement with Klydon is terminated or Klydon, as licensor, fails to abide by the terms of our exclusive license agreement, our ability to commercialize our future isotopes would suffer, and our business, results of operations and financial condition may be adversely affected.

Our license for the ASP technology with Klydon may be found to infringe third party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their intellectual property rights in technology that is important to us, including the ASP technology. For example, on October 25, 2022, we received a letter (the “NMS Letter”) from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of a license to the ASP technology to us by Klydon violates a pre-existing exclusive sub-license to the ASP technology granted to Radfarma, as more fully described in the risk factor above. The asserted claims, arbitration and/or litigation could include claims against us, our licensor (Klydon), or Klydon’s present or former sub-licensors alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies. Regardless of the merit of the claims, they could be time-consuming, resulting in costly arbitration or litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party (including NMS or Radfarma) is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

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

In addition, in an infringement proceeding, a court or tribunal may decide that our asserted intellectual property is not valid or is unenforceable. An adverse determination in any litigation, arbitration or defense proceedings could put our licensed intellectual property at risk of being invalidated or interpreted narrowly. If the licensed rights granted to us are found to be invalid or unenforceable (in whole or in part), or if our exclusive license agreement with Klydon is terminated or Klydon, as licensor, fails to abide by the terms of our exclusive license agreement, our ability to commercialize our future isotopes would suffer, and our business, results of operations and financial condition may be adversely affected.

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

The development and potential commercialization of our future isotopes will require substantial additional capital to fund expenses. We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our future isotopes, including in territories outside the United States or for certain indications. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into an acquisition or in-license agreement or strategic partnership, we may not be able to realize the benefit of such transaction if we are unable to successfully integrate them with our existing operations and company culture or if there are materially adverse impacts on our or the counterparty’s operations resulting from COVID-19, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

We may be dependent on intellectual property licensed or sublicensed to us from, or for which development was funded or otherwise assisted by, government agencies for development of our technology and future isotopes. Failure to meet our own obligations to our licensor or upstream licensors, including such government agencies, may result in the loss of our rights to such intellectual property, which could harm our business.

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

Patent applications in the United States and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our platform technologies and methods could have been filed by others without our knowledge. Additionally, pending claims in patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies. These patent applications may have priority over patent applications filed by us.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We will rely on our outside counsel, patent annuity service providers, or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. We will employ reputable law firms and other professionals to help us comply and we will also be dependent on Klydon (as our licensor) to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, and this circumstance could harm our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our future isotopes and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The technology industry is characterized by extensive and complex litigation regarding patents and other intellectual property rights. Our future isotopes and other proprietary technologies we may develop may infringe existing or future patents owned by third parties. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our future isotopes and technology, including interference proceedings, post-grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our future isotopes. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe on a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our future isotope(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or future isotope. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our future isotopes or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

As of March 31, 2023, we employed approximately 31 people on a full-time basis, 27 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We and our contractors are highly dependent on the performance of sub-contractors and other third parties.

We and our contractors are highly dependent on the performance of sub-contractors and other third parties. If these contractors, sub-contractors and third parties are unable to deliver the results that we require, our operating results could be adversely affected and our business could be materially harmed.

 Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, some of our employees work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited by inadvertent or intentional actions of our employees, third-party vendors, business partners, or malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our Common Stock or what the market price of our Common Stock will be, and as a result, it may be difficult for you to sell your shares of our Common Stock.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 54.5% of our Common Stock as of May 15, 2023. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

 As of May 15, 2023, we had a total of 37,385,684 shares of Common Stock outstanding, of which approximately 22,801,377 shares were restricted and 14,584,307 were unrestricted.

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

Of our outstanding Common Stock, the shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, 3,351,000 shares of Common Stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. Further, 3,386,076 shares of Common Stock are issuable upon the exercise of warrants issued pursuant to a private placement that closed on March 17, 2023.  If these additional shares of Common Stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline. Any sales of securities by our stockholders could have a material adverse effect on the trading price of our Common Stock.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including development activities, commercialization efforts, if we are able to obtain marketing approval of future isotopes, research and development activities, and costs associated with operating a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2027, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

We are also a “smaller reporting company”, as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Delaware law and provisions certificate of incorporation and bylaws, as amended, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Provisions of certificate of incorporation and bylaws as amended may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our Common Stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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

61

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

These and other provisions in our certificate of incorporation and bylaws, as amended and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Common Stock and limit opportunities for you to realize value in a corporate transaction.

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

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on the Nasdaq, or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our Common Stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our Common Stock does not develop or is sustained, our Common Stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

•	the liquidity of our Common Stock;
•	the market price of our Common Stock;
•	our ability to obtain financing for the continuation of our operations;
•	the number of investors that will consider investing in our Common Stock;
•	the number of market makers in our Common Stock;
•	the availability of information concerning the trading prices and volume of our Common Stock; and
•	the number of broker-dealers willing to execute trades in shares of our Common Stock.

General Risk Factors

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We became a public company in November of 2022, and as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our Common Stock was only recently listed on the Nasdaq Stock Exchange on November 10, 2022. Prior to listing, we were a privately-held company, and as such, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company” or a “smaller reporting company”, our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In the course of preparing the financial statements that are included in this prospectus, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because, prior to our IPO, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to hire additional accounting, finance and information technology resources or consultants with public company experience.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we have already and will continue to make progress in our remediation plan but cannot assure you that we will be able to fully remediate the material weakness by such time. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2022 nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock.  On May 5, 2023, we received a letter (the “Nasdaq Staff Deficiency Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, the Company has been provided until November 1, 2023, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

67

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

10.

On March 14, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which we issued, in a private placement (the “Offering”), an aggregate of (i) 3,164,557 shares (the “Shares”) of our Common Stock, par value $0.01 per share (the “Common Stock”); and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 3,164,557 shares of Common Stock (the “Common Warrant Shares”), at a purchase price of $1.58 per one (1) share of Common Stock and accompanying Common Warrant, for a total gross proceeds of approximately $5.0 million, before deducting placement agent fees and other offering expenses. The Common Warrants have an exercise price of $1.75 per share, are exercisable on or after September 17, 2023 and will expire on September 18, 2028. The Offering closed on March 17, 2023 (the “Closing”). We engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the Offering, pursuant to the engagement letter (the “Engagement Letter”), dated as of February 15, 2023, between the Company and the Placement Agent. Pursuant to the Engagement Letter, we paid the Placement Agent (i) a total cash fee equal to 7.0% of the aggregate gross proceeds of the Offering; (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering; and (iii) reimbursement of certain expenses. In addition, we issued to the Placement Agent, or its designees, warrants (the “PA Warrants”) to purchase up to 221,519 shares of Common Stock (the “PA Warrant Shares”) at an exercise price of $1.975 per share. The PA Warrants are exercisable on or after September 17, 2023, and will expire on September 18, 2028.

11.

On March 15, 2023, Tianne Holdings (Pty) Ltd, a company controlled by Henrik Strydom, our director, and Carlein Investments (Pty) Ltd, a company controlled by Einar Ronander, a consultant to the Company, each exchanged 1,500,000 shares of our Common Stock which they held for 1,250 shares of preferred stock of our newly formed subsidiary, Enlightened Isotopes (Pty) Ltd. The 3,000,000 shares were cancelled pursuant to the exchange.

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

Use of proceeds from registered securities

On November 15, 2022, we completed our IPO, in which we issued and sold 1,250,000 shares of Common Stock, $0.01 par value per share, at a price to the public of $4.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-267392), which was filed with the SEC on September 12, 2022 and amended subsequently and declared effective on November 9, 2022. The underwriter of the IPO was Revere Securities LLC. The Form S-1 registered 2,057,500 shares of Common Stock held by selling stockholders. We did not receive proceeds from the sale of the shares by the selling stockholders.

We raised approximately $3.8 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $1.2 million.  No offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Through March 31, 2023, we have used approximately $3.4 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on November 14, 2022, or our IPO prospectus.  There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

Private Placement

On March 14, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which we issued, in a private placement (the “Offering”), an aggregate of (i) 3,164,557 shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”); and (ii) warrants (the “Common Warrants”) to purchase up to an aggregate of 3,164,557 shares of Common Stock (the “Common Warrant Shares”), at a purchase price of $1.58 per one (1) share of Common Stock and accompanying Common Warrant, for a total gross proceeds of approximately $5.0 million, before deducting placement agent fees and other offering expenses. The Common Warrants have an exercise price of $1.75 per share, are exercisable on or after September 17, 2023 and will expire on September 18, 2028. The Offering closed on March 17, 2023 (the “Closing”). The Offering was conducted pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D. In connection with the Offering, on March 14, 2023, we registered the shares held by the Purchaser on Form S-1 which was declared effective on April 14, 2023.

H.C. Wainwright & Co., LLC was the exclusive placement agent in connection with the Offering and received (i) a total cash fee equal to 7.0% of the aggregate gross proceeds of the Offering; (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering; and (iii) reimbursement of certain expenses. In addition, we issued to the Placement Agent, or its designees, warrants to purchase up to 221,519 shares of Common Stock (the “PA Warrant Shares”) at an exercise price of $1.975 per share. The PA Warrants are exercisable on or after September 17, 2023 and will expire on September 18, 2028.

We received net proceeds of approximately $4.5 million from the Offering after deducting the Placement Agent fees and other Offering expenses. We plan to use the net proceeds from the Offering for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes, Inc.

Date: May 18, 2023	By:	/s/ Paul E. Mann
Paul E. Mann
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Robert Ainscow
Robert Ainscow
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

