Form 10-Q
period 2023-06-30
ASP Isotopes Inc.
filed 2023-08-14
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41555

____________________

ASP Isotopes Inc.
(Exact Name of Registrant as Specified in its Charter)

 ____________________

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Avenue NW, Suite 300 Washington, DC	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 756-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASPI	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of August 11, 2023, the registrant had 37,385,684 shares of common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to complete the construction of, commission and successfully operate isotope enrichment plants in a cost-effective manner;
•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology;
•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology and our enrichment facility in South Africa;
•	the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;
•	the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology;
•	a failure of demand for various isotopes that we may produce using ASP technology;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the extensive costs, time and uncertainty associated with new technology development;
•	developments and projections relating to our competitors and industry;
•	the ability to recognize the anticipated benefits of the acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction and the ASP technology for the production of isotopes;
•	problems with the performance of the ASP technology in the enrichment of isotopes;
•	our dependence on a limited number of third party suppliers for certain components;
•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;
•	our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology;
•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•	our inability to compete effectively;
•	risks associated with the current economic environment;
•	risks associated with our international operations;
•	geopolitical risk and changes in applicable laws or regulations;
•	our inability to adequately protect our technology infrastructure;
•	our inability to hire or retain skilled employees and the loss of any of our key personnel;
•	operational risk;
•	we are subject to credit counterparty risks;
•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;
•	our inability to implement and maintain effective internal controls; and
•	other factors that are described in “Risk Factors,” beginning on page 32.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “ASP Isotopes,” and the “Company” refer to ASP Isotopes Inc. and, where appropriate, its consolidated subsidiaries.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$3,626,165	$2,389,140
Prepaid expenses and other current assets	404,365	913,005
Total current assets	4,030,530	3,302,145
Property and equipment, net	7,735,166	8,200,595
Operating lease right-of-use asset	642,422	853,889
Other noncurrent assets	342,680	139,636
Total assets	$12,750,798	$12,496,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$670,058	$1,354,903
Accrued expenses	807,637	361,246
Notes payable	33,854	33,854
Operating lease liability - current	46,565	45,903
Share liability	390,800	140,455
Total current liabilities	1,948,914	1,936,361
Operating lease liability - noncurrent	648,185	742,443
Total liabilities	2,597,099	2,678,804
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 37,385,684 and 35,907,127 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	373,857	359,071
Additional paid-in capital	26,455,828	16,756,426
Accumulated deficit	(15,454,490)	(7,553,066)
Accumulated other comprehensive (loss) income	(1,211,552)	255,030
Total stockholders’ equity	10,153,699	9,817,461
Total liabilities and stockholders’ equity	$12,750,798	$12,496,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$252,880	$153,389	$460,214	$446,440
General and administrative	4,094,664	674,570	7,612,154	1,239,772
Total operating expenses	4,347,544	827,959	8,072,368	1,686,212
Loss from operations	(4,347,544)	(827,959)	(8,072,368)	(1,686,212)
Other income (expense):
Foreign exchange transaction loss	-	-	(935)	-
Change in fair value of share liability	60,100	-	170,385	-
Interest income	1,098	789	1,494	1,454
Total other income	61,198	789	170,944	1,454
Net loss	$(4,286,346)	$(827,170)	$(7,901,424)	$(1,684,758)
Net loss per share, basic and diluted	$(0.14)	$(0.03)	$(0.27)	$(0.07)
Weighted average shares of common stock outstanding, basic and diluted	29,796,065	27,109,754	29,535,060	25,798,098

Other comprehensive loss:
Net loss	$(4,286,346)	$(827,170)	$(7,901,424)	$(1,684,758)
Foreign currency translation	(472,673)	354,528	(1,476,526)	125,271
Total comprehensive loss	$(4,759,019)	$(472,642)	$(9,377,950)	$(1,559,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	(loss)	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	-	-	4,493,610
Cancellation of common stock received in exchange for issuance of preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	-	-	-
Issuance of common stock in lieu of commissions	57,250	573	74,997	-	-	75,570
Issuance of restricted common stock	1,256,750	12,567	(12,567)	-	-	-
Stock-based compensation	-	-	2,144,099	-	-	2,144,099
Foreign currency translation	-	-	-	(1,003,853)	-	(1,003,853)
Net loss	-	-	-	-	(3,615,078)	(3,615,078)
Balance as of March 31, 2023	37,385,684	$373,857	$23,454,919	$(748,823)	$(11,168,144)	$11,911,809
Settlement of liabilities with related party	-	-	626,223	-	-	626,223
Stock-based compensation	-	-	2,374,686	-	-	2,374,686
Foreign currency translation	-	-	-	(472,673)	-	(472,673)
Net loss	-	-	-	-	(4,286,346)	(4,286,346)
Balance as of June 30, 2023	37,385,684	$373,857	$26,455,828	$(1,211,552)	$(15,454,490)	$10,153,699

Balance as of December 31, 2021	20,652,500	$206,525	$8,380,343	$18,723	$(2,607,927)	$5,997,664
Issuance of common stock and warrants, net of issuance costs of $285,024	1,187,605	11,876	2,078,310	-	-	2,090,186
Issuance of common stock upon exercise of warrants	7,194,847	71,948	(71,948)	-	-	-
Stock-based compensation	-	-	20,803	-	-	20,803
Foreign currency translation	-	-	-	(229,257)	-	(229,257)
Net loss	-	-	-	-	(857,588)	(857,588)
Balance as of March 31, 2022	29,034,952	$290,349	$10,407,508	$(210,534)	$(3,465,515)	$7,021,808
Issuance of common stock, net of issuance costs of $95,723	372,175	3,722	644,904	-	-	648,626
Stock-based compensation	-	-	210,745	-	-	210,745
Foreign currency translation	-	-	-	354,528	-	354,528
Net loss	-	-	-	-	(827,170)	(827,170)
Balance as of June 30, 2022	29,407,127	$294,071	$11,263,157	$143,994	$(4,292,685)	$7,408,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating activities
Net loss	$(7,901,424)	$(1,684,758)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	167	-
Stock-based compensation	4,518,785	231,548
Fair value of common stock to consultants	496,300	-
Change in fair value of share liability	(170,385)	-
Changes in right-of-use lease asset	32,553	37,476
Changes in operating assets and liabilities:
Deferred offering costs	-	(154,200)
Prepaid expenses and other current assets	294,971	(321,778)
Other noncurrent assets	(48,747)	-
Accounts payable	(351,830)	(35,716)
Accrued expenses	446,564	576,601
Lease liability	(18,844)	(32,722)
Net cash used in operating activities	(2,701,890)	(1,383,549)
Cash flows from investing activities
Purchases of property and equipment	(508,607)	(1,732,595)
Net cash used in investing activities	(508,607)	(1,732,595)
Cash flows from financing Activities
Proceeds from issuance of common stock and warrants	5,000,000	3,119,560
Common stock issuance costs	(506,390)	(255,965)
Repayment of notes payable	-	(13,046)
Net cash provided by financing activities	4,493,610	2,850,549
Net change in cash	1,283,113	(265,595)
Effect of exchange rate changes on cash	(46,088)	125,285
Cash - beginning of period	2,389,140	2,953,721
Cash - end of period	$3,626,165	$2,813,411

Supplemental disclosures of non-cash investing and financing activities:
Settlement of liabilities with related party	$626,223	$-
Share liability for non-cash issuance costs	$-	$124,782
Unpaid financing fees	$-	$-
Purchase of property and equipment included in accounts payable	$318,900	$855,404
Settlement of share liability	$75,570	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), an 80% owned subsidiary of ASP South Africa, was formed in March 2023.  ASP Isotopes UK Ltd, a wholly-owned subsidiary of the Company, was incorporated in July 2022. Enriched Energy, LLC, a wholly-owned subsidiary of the Company, was incorporated in January 2022. ASP Isotopes Inc. and its subsidiaries are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company’s proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). The Company is working on the completion and commissioning of a first commercial-scale isotope enrichment plant located in South Africa for the enrichment of C-14 and has started planning additional plants. The Company believes the C-14 it may develop using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals.  The Company believes that the Mo-100 it may develop using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

The Company also intends to use the ASP technology to produce enriched Uranium-235 (“U-235”). The Company believes that the U-235 it may develop using the ASP technology could be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses. In addition, the Company is considering future development of the ASP technology for the separation of Zinc-68, Ytterbium-176, Zinc-67, Nickel-64 and Xenon-136 for potential use in the healthcare target end market, and Chlorine -37 and Lithium-6 for potential use in the nuclear energy target end market.

Liquidity and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $7,901,424 and $1,684,758 for the six months ended June 30, 2023 and 2022, respectively. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $3,626,165 as of June 30, 2023, will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

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

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc. and its wholly-owned subsidiaries and, beginning in 2023, the 80% owned Enlightened Isotopes. All intercompany balances and transactions have been eliminated in consolidation.  For the three and six months ended June 30, 2023 and 2022, there was no other corporate activity for Enlighted Isotopes other than its formation and therefore there was no non-controlling interest to report on the consolidated balance sheet and no net loss attributable to non-controlling interest on the consolidated statement of operations to report.  See Note 9.

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

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and six months ended June 30, 2023 and 2022.

Our foreign subsidiaries held cash of approximately $106,000 and $38,000 as of June 30, 2023 and December 31, 2022, respectively, which is included in cash on the consolidated balance sheets.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S.  If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

The Company’s share liability (Note 9) is now measured as a Level 1 fair value on a recurring basis and was $390,800 as of June 30, 2023. There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2023. There was a transfer of the share liability from Level 3 to Level 1 as a result of our IPO in the fourth quarter of 2022 as further discussed in Note 9. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 then Level 1 following the IPO in the fourth quarter of 2022):

Share Liability
Balance, December 31, 2021	116,200
Fair value of additional common stock issuable	174,782
Fair value adjustment	(150,527)
Balance, December 31, 2022	140,455
Less settlement of share liability	(75,570)
Fair value of additional common stock issuable	496,300
Fair value adjustment	(170,385)
Balance, June 30, 2023	$390,800

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and six months ended June 30, 2023 or 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurements and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The ASU 2016-13 guidance became effective as of January 1, 2023, and must be adopted using a modified retrospective approach, with certain exceptions.  The adoption of ASU No. 2016-13 during the six months ended June 30, 2023 did not have a material impact on the financial statements.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Construction in progress	$7,728,182	$8,200,595
Office equipment	7,151	-
Total cost	7,735,333	8,200,595
Accumulated deprecation	(167)	-
Net book value	$7,735,166	$8,200,595

The Company is currently building out and qualifying the plant and office space in South Africa. All costs incurred are considered construction in progress because the work is not complete as of June 30, 2023 and December 31, 2022.

Depreciation expense for the three and six months ended June 30, 2023 was $167. There was no depreciation expense for the three and six months ended June 30, 2022.

4. Accrued Expenses

Accrued expenses consisted of accrued professional fees and employee compensation costs as of June 30, 2023 and December 31, 2022.

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

In March 2022, one of the promissory notes totaling $13,046 (10,000 GBP) was repaid in full. As of June 30, 2023 and December 31, 2022, the total promissory notes payable balance was $33,854 and have been automatically extended on a monthly basis.

6. Commitments and Contingencies

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. The Company can modify the contract scope and overall costs and the contract can be cancelled by either party. As of June 30, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, however, the Company did not perfect its interests in the assets until April 4, 2023. The Company did not believe that the amounts owed by Klydon were realizable, nor did the Company know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at any time prior to April 4, 2023.

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement, pursuant to which the Company acquired certain intellectual property from Klydon (“Klydon Settlement”). In addition, the Company acquired Klydon's interest in four entities which are inactive and in the process of being dissolved. The Company has concluded that the Klydon Settlement is accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party.  In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company and therefore are considered related parties. See Notes 8 and 9.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On October 25, 2022, the Company received a letter from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of a license to the ASP technology to the Company by Klydon violates a pre-existing exclusive sub-license to the ASP technology granted to Radfarma. The asserted claims, arbitration and/or litigation could include claims against the Company, the Company’s former licensor (Klydon), or Klydon’s present or former sub-licensors alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies. The Company believe these claims have no merit.

7. Lease

The Company accounts for leases in accordance with ASC 842 (Note 2). The Company is party to two leases in South Africa. One is an operating lease in Pretoria, South Africa for office and laboratory space. The other is a short term operating lease in Pretoria, South Africa that includes office and laboratory space.

The operating lease commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate is approximately 7.5% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of approximately $952,521 with a corresponding lease liability of approximately $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of June 30, 2023, the Company has a ROU asset balance of $642,422 and a current and non-current lease liability of $46,565 and $648,185, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s lease in South Africa.

The short term operating lease commenced in April 2023 with the initial term set to expire in April 2024.  The Company has applied the short-term lease practical expedient from the guidance in ASC 842 and will expense the monthly rent as incurred.

Quantitative information regarding the Company’s operating lease for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$28,069	$34,739	$59,229	$70,997
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$21,572	$24,836	$45,520	$50,757
Operating lease liabilities arising from obtaining right-of-use assets	$-	$-	$-	$-
Remaining lease term (years)	7.50	8.50	7.75	8.75
Discount rate	7.5%	7.5%	7.5%	7.5%

Future lease payments under noncancelable leases are as follows as of June 30, 2023:

Operating Leases
Future Lease Payments
2023 (remaining six months)	$48,546
2024	100,733
2025	108,288
2026	116,409
2027	125,140
Thereafter	434,602
Total lease payments	$933,718
Less: imputed interest	(238,968)
Total lease liabilities	$694,750
Less current portion	(46,565)
Lease liability - noncurrent	$648,185

Lease expense from the short term operating lease for the three and six months ended June, 30, 2023 was $36,530. Future lease payments under the short term operating lease as of June 30, 2023 is $108,721.

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

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 6), pursuant to which the Company acquired certain intellectual property from Klydon(“Klydon Acquisition”). The Company concluded that the Klydon Acquisition is accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party.  In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

9. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. had 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of June 30, 2023 and December 31, 2022.

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

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 37,385,684 shares were issued and outstanding as of June 30, 2023. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through June 30, 2023.

During 2022, prior to the IPO, the Company issued 1,559,780 shares of common stock at $2.00 per share for gross proceeds of $3,119,560. The Company incurred $255,965 in cash issuance costs and is required to issue 120,491 shares of common stock to the placement agent with an initial fair value of $240,982. In October 2022, the Company amended its agreement with the placement agent for the shares issued from November 2021 through the first nine months of 2022. The shares of common stock issuable to the placement agent was reduced from 120,491 shares to 57,250 shares. The fair value of the 57,250 shares issuable to the placement agent as of December 31, 2022 was $90,455. The fair value of the 57,250 shares issuable to the placement agent just prior to settlement in March 2023 was $75,570, resulting in a change in fair value of share liability of $14,885 for the three months ended March 31, 2023. In March 2023, the Company settled this share liability by issuing 57,250 shares of common stock.

In November 2022, the Company was required to issue shares of common stock with a fair value totaling $50,000 to a consultant. As of June 30, 2023, these shares had yet to be issued.

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

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares issuable to the two consultants was $56,800 and $85,400 as of June 30, 2023 and March 31, 2023, respectively resulting in a change in fair value of share liability of $28,600 and $115,700 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, these shares had yet to be issued.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares issuable pursuant to a settlement agreement was $56,800 and $85,400 as of June 30, 2023 and March 31, 2023, respectively, resulting in a change in fair value of share liability of $36,900 and $28,600 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, these shares had yet to be issued.

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

In March 2023, the Company’s non-employee board members agreed to receive the 2022 cash director fees totaling $45,000 in shares of common stock.  As of June 30, 2023, these shares had yet to be issued.

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

In May 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a consultant. The Company determined that the fair value of this award was $0.65 per share for a total value of $65,100. The fair value of these shares issuable to the consultant was $56,800 as of June 30, 2023 resulting in a change in fair value of share liability of $8,300 for the three and six months ended June 30, 2023. As of June 30, 2023, these shares had yet to be issued.

In May 2023, the Company was required to issue an aggregate of 300,000 shares of restricted common stock pursuant to an employee. The Company determined that the fair value of this award was $0.55 per share for a total value of $165,000. The fair value of these shares issuable to the employee was $170,400 as of June 30, 2023 resulting in a change in fair value of share liability of $5,400 for the three and six months ended June 30, 2023. As of June 30, 2023, these shares had yet to be issued.

Common Stock Warrants

The fair values of the warrants issued in the six months ended June 30, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

In January 2022, warrants to purchase 7,230,822 shares of common stock were net share settled into 7,194,847 shares of common stock per the terms of the underlying warrant agreements. No warrants were exercised in the six months ended June 30, 2023.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. As of June 30, 2023, 988,606 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,901,000	$1.91	9.4	$199,500
Granted	-	$-
Forfeited	(50,000)	$0.25
Outstanding as of June 30, 2023	2,851,000	$1.91	8.9	$47,700

Exercisable as of June 30, 2023	1,285,025	$1.89	8.8	$26,500
Vested or expected to vest as of June 30, 2023	2,851,000	$1.91	8.9	$47,700

For the six months ended June 30, 2023, no options were granted. For the six months ended June 30, 2022, the Company granted 2,116,000 options with an exercise price of $2.00 per share that vest monthly over one to three years. The weighted-average grant date fair value of options granted for the six months ended June 30, 2022 was $1.17.

The Company recorded stock compensation from options of $209,774 and $189,980 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock compensation from options of $565,985 and $198,283 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $1,736,708 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon reaching the performance condition, the Company will recognize stock compensation expense over the remaining measurement period. No stock compensation was recorded for this award for the three and six months ended June 30, 2023 and 2022.

In October 2021, the Company issued 600,000 shares of restricted common stock to a consultant who is also a member of the board of directors, that vest annually over three years. The Company determined that the fair value of this award was $0.25 per share for a total value of $150,000. The consulting agreement also included future awards of common stock for continued service, however in March 2023, the consulting agreement was amended and these future awards were cancelled.

In July 2022, the Company issued 600,000 shares of restricted common stock to a consultant who is also a member the of board of directors, that vest quarterly over one year. The Company determined that the fair value of this award was $2.00 per share for a total value of $1,200,000.

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

The Company recorded stock compensation from stock awards totaling $2,164,913 and $12,500 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock compensation from stock awards totaling $3,952,800 and $25,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there is $11,279,197 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next 1.7 years.

 The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,000,000	$1.75
Granted	1,256,750	$1.80
Vested	(1,389,188)	$1.72
Unvested as of June 30, 2023	6,867,562	$1.66

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$2,281,277	$187,057	$4,332,985	$207,860
Research and development	93,409	23,688	185,800	23,688
Total	$2,374,686	$210,745	$4,518,785	$231,548

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,286,346)	$(827,170)	$(7,901,424)	$(1,684,758)
Denominator:
Weighted average common stock outstanding, basic and diluted	29,796,065	27,109,754	29,535,060	25,798,098
Net loss per share, basic and diluted	$(0.14)	$(0.03)	$(0.27)	$(0.07)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2023	2022
Options to purchase common stock	2,851,000	2,266,000
Warrants to purchase common stock	3,386,076	-
Restricted stock	6,867,562	2,100,000
Total shares of common stock equivalents	13,104,638	4,366,000

12. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2023 and 2022. The Company has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during a future period.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the three and six months ended June 30, 2023. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of June 30, 2023 and December 31, 2022, there were no uncertain tax positions.

As of June 30, 2023, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

13. Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, the date on which the accompanying financial statements were issued and none were noted.

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

Overview

We are a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”) is designed to enable the production of isotopes. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”).  We are working on the completion and commissioning of a first commercial-scale isotope enrichment plant located in South Africa for the enrichment of C-14 and we have started planning additional plants. We believe the C-14 we may develop using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may develop using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

We also intend to use the ASP technology to produce enriched Uranium-235 (“U-235”). We believe that the U-235 we may develop using the ASP technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses. In addition, we are considering future development of the ASP technology for the separation of Zinc-68, Ytterbium-176, Zinc-67, Nickel-64 and Xenon-136 for potential use in the healthcare target end market, and Chlorine-37 and Lithium-6 for potential use in the nuclear energy target end market.

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

Omnibus Klydon License.    On July 26, 2022, ASP Isotopes UK Ltd, as licensee, entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The intellectual property rights granted to us through the Klydon license agreement included all existing and/or future proprietary rights of Klydon relating to the ASP technology, whether or not such rights have been registered, including the copyright, designs, know-how, patents and trademarks (although Klydon currently has no such patents, patent applications or copyrights). The Klydon license agreement was royalty-free, had a term of 999 years and was worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement, we agreed to make an upfront payment of $100,000 (to be included within the payments we made under the Turnkey Contract (described below) and deferred payments of $300,000 over 24 months. Effective April 4, 2023, pursuant to the Acknowledgement of Debt Agreement described below, we acquired the ASP technology, among other things, from Klydon, and the Klydon license agreement is no longer in effect.

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

Acknowledgement of Debt Agreement. Klydon performed a portion of the services required under the Turnkey Contract described above; however, services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022. On April 4, 2023, the Company perfected its interests in the assets  under the Acknowledgement of Debt Agreement, pursuant to which the Company acquired the Pledged Assets, including certain intellectual property, from Klydon.

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

As described above, Klydon charged us for expenses associated with these research and development functions under the Turnkey Contract. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue the development of our future isotopes. We cannot determine with certainty the timing of initiation, the duration or the completion costs of development activities. Actual development timelines, the probability of success and development costs can differ materially from expectations.

We will need to raise substantial additional capital in the future. In addition, we cannot forecast which future isotopes may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our research and development expenses may vary significantly based on a variety of factors, such as:

•	the scope, rate of progress, expense and results of our development activities;
•	the phase of development of our future isotopes;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and foreign regulatory authorities;
•	significant and changing government regulation and regulatory guidance;
•	the cost and timing of designing the development processes of isotope production;
•	the extent to which we establish additional strategic collaborations or other arrangements; and
•	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$252,880	$153,389
General and administrative	4,094,664	674,570
Total operating expenses	4,347,544	827,959
Loss from operations	(4,347,544)	(827,959)
Other income (expense), net	61,198	789
Net loss	$(4,286,346)	$(827,170)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Direct costs:
Mo-100	$-	$-
Indirect costs:
Personnel-related costs	133,409	143,688
License fees	-	-
Consulting, facility and other expenses	119,471	9,701
Total research and development expenses	$252,880	$153,389

Research and development expenses were $252,880 for the three months ended June 30, 2023. These expenses include $133,409 of personnel-related costs, including $93,409 in stock-based compensation, and $119,471 in consulting, facility and other expenses. Research and development expenses were $153,389 for the three months ended June 30, 2022. These expenses include $143,688 of personnel-related costs, including $23,688 in stock-based compensation and $9,701 in consulting, facility and other expenses.

General and Administrative Expenses

General and administrative expenses were $4,094,664 for the three months ended June 30, 2023. These expenses include $2,895,595 of personnel-related costs, including $2,281,277 in stock-based compensation, $743,389 of professional services and legal-related fees and $455,680 in facility and other corporate expenses. General and administrative expenses were $674,570 for the three months ended June 30, 2022. These expenses include $355,061 of personnel-related costs, including $187,057 in stock-based compensation, $236,143 of professional services and legal-related fees and $83,366 in other corporate expenses.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$460,214	$446,440
General and administrative	7,612,154	1,239,772
Total operating expenses	8,072,368	1,686,212
Loss from operations	(8,072,368)	(1,686,212)
Other income (expense), net	170,944	1,454
Net loss	$(7,901,424)	$(1,684,758)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Direct costs:
Mo-100	$-	$6,645
Indirect costs:
Personnel-related costs	255,800	239,688
License fees	-	99,580
Consulting, facility and other expenses	204,414	100,527
Total research and development expenses	$460,214	$446,440

Research and development expenses were $460,214 for the six months ended June 30, 2023. These expenses include $255,800 of personnel-related costs, including $185,800 in stock-based compensation, and $20,414 in consulting, facility and other expenses. Research and development expenses were $446,440 for the six months ended June 30, 2022. These expenses include $6,645 in costs directly related to the development of Mo-100, $239,688 of personnel-related costs, including $23,688 in stock-based compensation, $99,580 for license fees and $100,527 in consulting, facility and other expenses.

General and Administrative Expenses

General and administrative expenses were $7,612,154 for the six months ended June 30, 2023. These expenses include $5,236,359 of personnel-related costs, including $4,332,985 in stock-based compensation, $1,496,808 of professional services and legal-related fees and $878,987 in facility and other corporate expenses. General and administrative expenses were $1,239,772 for the six months ended June 30, 2022. These expenses include $605,364 of personnel-related costs, including $207,860 in stock-based compensation, $513,333 of professional services and legal-related fees and $121,075 in other corporate expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock.

As of June 30, 2023, we had cash of $3,626,165. We do not have any isotopes approved for sale, we have not generated any revenue from the sale of isotopes, and our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future isotopes.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(2,701,890)	$(1,383,549)
Cash used in investing activities	(508,607)	(1,732,595)
Cash provided by financing activities	4,493,610	2,850,549
Net change in cash	$1,283,113	$(265,595

Operating Activities.

Net cash used in operating activities was $2,701,890 for the six months ended June 30, 2023, and was primarily due to our net loss of $7,901,424, adjusted for stock-based compensation expense of $4,518,785, expense related to the issuance of common stock to consultants of $496,300 and amortization of right-of-use asset of $32,553, partially offset by a change in fair value of share liability of $170,385 and partially offset by a $294,165 change in our operating assets and liabilities.

Net cash used in operating activities was $1,383,549 for the six months ended June 30, 2022, and was primarily due to our net loss of $1,684,758, adjusted for stock-based compensation expense of $231,548 and amortization of right-of-use asset of $37,476, and a $32,185 change in our operating assets and liabilities.

Investing activities.

Net cash used by investing activities was $508,607 and $1,732,595 for the six months ended June 30, 2023 and 2022, respectively, and was comprised primarily of construction in progress.

Financing Activities.

Net cash provided by financing activities was $4,493,610 for the six months ended June 30, 2023, and was comprised of net proceeds of $4,493,610 from the sale and issuance of 3,164,557 shares of our common stock in March 2023.

Net cash provided by financing activities was $2,850,549 for the six months ended June 30, 2022, and was comprised of net proceeds of $2,863,595 from the sale and issuance of 1,559,780 shares of our common stock prior to our IPO and partially offset by the repayment of notes payable of $13,046.

Contractual Obligations and Commitments

We lease our research and development facility in Pretoria, South Africa, under a lease with base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.

In November 2021, we entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. We can modify the contract scope and overall costs and the contract can be cancelled by either party. As of June 30, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

Klydon performed a portion of the services required under the Turnkey Contract; however, services were incomplete, and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, however, we did not perfect our interests in the assets until April 4, 2023. We did not believe that the amounts owed by Klydon were realizable, nor did we know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at June 30, 2023 and December 31, 2022.

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 6), pursuant to which the Company acquired certain intellectual property from Klydon (“Klydon Acquisition”). The Company concluded that the Klydon Acquisition will be accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023 and December 31, 2022, our cash consists of cash in readily available checking accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of June 30, 2023 and December 31, 2022, we had no bank debt outstanding and are therefore not exposed to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of June 30, 2023. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

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

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the six months ended June 30, 2023 and 2022, we reported a net loss of $7.9 million and $1.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $14.8 million.

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

We incurred an accumulated deficit totaling $15.5 million through June 30, 2023. As of June 30, 2023, we had approximately $3.6 million in cash. We have yet to generate any revenues, and we anticipate that our losses will continue for the foreseeable future. We cannot assure you that our plans to commercialize isotopes that we may develop will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

As of June 30, 2023, our cash was approximately $3.6 million. We believe, based on our current operating plan, that the net proceeds from our IPO and private placement completed on March 17, 2023, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We have not yet protected our intellectual property rights through patents or formal copyright registration, and we currently have no patent applications pending. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. As we intend to transition into the commercialization of Mo-100, we envision our intellectual property and its security becoming more vital to our future. Until we protect our intellectual property through patent, trademarks and registered copyrights, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours, resulting in us selling less products or generating less revenue from our sales.

We may be unable to adequately protect our intellectual property and proprietary rights and prevent others from making unauthorized use of our products and technology.

Our success and competitiveness depend, in significant part, on our ability to protect our intellectual property rights, including the ASP technology and certain other practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining processes used in the development of our future isotopes. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means.

For strategic reasons, we have not yet protected our intellectual property by filing patent applications related to our technology, inventions and improvements. Even if we filed patent applications and patents were granted, we cannot assure you we would be fully protected against third parties as those patents may not be sufficiently broad in their coverage, may not be economically significant, or may not provide us with any competitive advantage. Competitors may be able to design around any patents and develop isotope production techniques comparable or superior to the ASP technology. Furthermore, the filing of a patent would entail the disclosure of our know-how, and breaches of patent rights related to a wrongful use of this know-how would be difficult to enforce in the international landscape. We believe that our intellectual property strategy differs significantly from the strategies of others involved in the medical isotope industry, many of whom have extensive patent portfolios and rely heavily on intellectual property registrations to enforce their intellectual property rights. As a result of this discrepancy in strategy, we may be at a competitive disadvantage with respect to the strength of our intellectual property protection. Unlike others involved in the medical isotope industry, who generally have patents providing exclusive control over their innovations, we have no recourse against any entity that independently creates the same technology as ours or legitimately reverse-engineers our technology.

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

We have received a letter asserting that our former license for the ASP technology granted to us from Klydon, which is critical to our business, may be invalid because these rights were already granted to a third party, Radfarma.

On October 25, 2022, we received a letter (the “NMS Letter”) from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of the former license to the ASP technology to us by Klydon violated a pre-existing exclusive sub-license to the ASP technology granted to Radfarma. The NMS Letter makes reference to: (1) a license agreement entered into on October 25, 2013 by Klydon and API Labs Pharmaceuticals (Proprietary) Limited (“API Labs”) to license the ASP technology for enriching certain isotopes of the element Molybdenum (“2013 API Labs License”); and (2) an exclusive sub-license to the ASP technology granted on October 1, 2019 to Radfarma, as licensee, by API Labs and SaPhotonica Limited (“SaPhotonica”), as licensors (the “2019 Radfarma Sub-License”). The NMS Letter states that Radfarma is a joint venture that is 45% owned by NMS and 45% owned by SaPhotonica. The NMS Letter also states that Klydon, SaPhotonica and ASP Isotopes Inc. are under common control by Dr. Hendrik Strydom and Einar Ronander.

The NMS Letter asserts, among other things, that the grant of the former license to the ASP technology to us by Klydon (pursuant to license agreements entered into subsequent to the Radfarma Sub-License) violated a covenant in the 2019 Radfarma Sub-License that the licensors shall not be entitled, directly or indirectly, to use, grant or otherwise give the rights, or any similar rights, which were granted to Radfarma under the 2019 Radfarma Sub-License to any other person for use in the territory. “Territory” is defined in the 2019 Radfarma Sub-License as “the Kingdom of Norway for the construction of the 20-kilogram capacity plants; and means the international market where distribution agreements can be produced.” The NMS Letter asserts that while Klydon purported to give to us a license to market the ASP technology globally, these rights were already granted to Radfarma.

The NMS Letter includes a request for us to enter into discussions and an agreement with NMS based on terms proposed in previous correspondence from NMS, which outlined a future collaboration on technology and product development. The NMS Letter does not include a threat of litigation against us or any parties to the 2013 API Labs License or 2019 Radfarma Sub-License. However, if Radfarma is found to have licensed rights to the ASP technology, which is critical to our business,  our ability to commercialize our future isotopes would suffer, and our business, results of operations and financial condition may be adversely affected.

Our ASP technology may be found to infringe third party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their intellectual property rights in technology that is important to us, including the ASP technology. For example, on October 25, 2022, we received a letter (the “NMS Letter”) from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of the former license to the ASP technology to us by Klydon violated a pre-existing exclusive sub-license to the ASP technology granted to Radfarma, as more fully described in the risk factor above. The asserted claims, arbitration and/or litigation could include claims against us, our former licensor (Klydon), or Klydon’s present or former sub-licensors alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies. Regardless of the merit of the claims, they could be time-consuming, resulting in costly arbitration or litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party (including NMS or Radfarma) is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

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

As of June 30, 2023, we employed approximately 46 people on a full-time basis, 41 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 54.5% of our Common Stock as of August 1, 2023. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

 As of August 1, 2023, we had a total of 37,385,684 shares of Common Stock outstanding, of which approximately 22,801,377 shares were restricted and 14,584,307 were unrestricted.

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

52

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

53

·

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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock.  On May 5, 2023, we received a letter (the “Nasdaq Staff Deficiency Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, the Company was provided until November 1, 2023, to regain compliance with the Minimum Bid Price Requirement. On August 11, 2023, the Company received notice from Nasdaq stating that the Company has regained compliance with the Minimum Bid Price Requirement. However, any future failure to satisfy the continued listing requirements of Nasdaq, which results in a delisting, would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

Through June 30, 2023, we have used approximately $3.4 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on November 14, 2022, or our IPO prospectus.  There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

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

ASP Isotopes Inc.

Date: August 14, 2023	By:	/s/ Paul E. Mann
Paul E. Mann
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Robert Ainscow
Robert Ainscow
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

