Form 10-Q
period 2023-09-30
ASP Isotopes Inc.
filed 2023-11-14
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41555

ASP Isotopes Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Avenue NW, Suite 300 Washington, DC	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 756-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01per share	ASPI	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 6, 2023, the registrant had 48,773,276 shares of common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or references to future periods. The forward-looking statements in this Quarterly Report on Form 10-Q are neither historical facts nor assurances of future performance. We have based these forward-looking statements largely on our current beliefs, expectations and assumptions about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements relate to the future, they are inherently subject to risks, uncertainties and changes in circumstances, some of which cannot be predicted or quantified and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to complete the construction of, commission and successfully operate isotope enrichment plants in a cost-effective manner;
•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology or the Quantum Enrichment Process;
•	our ability to obtain regulatory approvals for the production and distribution of isotopes;
•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology, the Quantum Enrichment Process and our enrichment facilities in South Africa;
•	the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;
•	the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology or the Quantum Enrichment Process;
•	a failure of demand for various isotopes that we may produce using ASP technology or the Quantum Enrichment Process;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the extensive costs, time and uncertainty associated with new technology development;
•	developments and projections relating to our competitors and industry;
•	the ability to recognize the anticipated benefits of the acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction and the ASP technology for the production of isotopes;
•	problems with the performance of the ASP technology or the Quantum Enrichment Process in the enrichment of isotopes;
•	our dependence on a limited number of third party suppliers for certain components;
•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;
•	our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the Quantum Enrichment Process;
•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•	our inability to compete effectively;
•	risks associated with the current economic environment;
•	risks associated with our international operations;
•	geopolitical risk and changes in applicable laws or regulations;
•	our inability to adequately protect our technology infrastructure;
•	our inability to hire or retain skilled employees and the loss of any of our key personnel;
•	operational risk;
•	we are subject to credit counterparty risks;
•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;
•	our inability to implement and maintain effective internal controls; and
•	other factors that are described in “Risk Factors,” beginning on page 37.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$2,286,805	$2,389,140
Prepaid expenses and other current assets	441,820	913,005
Total current assets	2,728,625	3,302,145
Property and equipment, net	8,346,920	8,200,595
Operating lease right-of-use asset, net	622,183	853,889
Other noncurrent assets	173,664	139,636
Total assets	$11,871,392	$12,496,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$401,956	$1,354,903
Accrued expenses	1,092,328	361,246
Notes payable	33,854	33,854
Operating lease liability - current	48,975	45,903
Deferred revenue	882,000	-
Share liability	142,500	140,455
Total current liabilities	2,601,613	1,936,361
Operating lease liability - noncurrent	630,292	742,443
Total liabilities	3,231,905	2,678,804
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 38,348,184 and 35,907,127 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	383,482	359,071
Additional paid-in capital	29,219,118	16,756,426
Accumulated deficit	(19,676,973)	(7,553,066)
Accumulated other comprehensive (loss) income	(1,286,140)	255,030
Total stockholders’ equity	8,639,487	9,817,461
Total liabilities and stockholders’ equity	$11,871,392	12,496,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$239,199	$745,461	$699,413	$1,191,901
General and administrative	3,707,311	1,208,319	11,319,465	2,448,091
Total operating expenses	3,946,510	1,953,780	12,018,878	3,639,992
Loss from operations	(3,946,510)	(1,953,780)	(12,018,878)	(3,639,992)
Other income (expense):
Foreign exchange transaction loss	-	-	(935)	-
Change in fair value of share liability	(279,425)	(2,903)	(109,040)	(2,093)
Interest income	3,452	453	4,946	1,907
Total other expense, net	(275,973)	(2,450)	(105,029)	(996)
Net loss	$(4,222,483)	$(1,956,230)	$(12,123,907)	$(3,640,988)
Net loss per share, basic and diluted	$(0.14)	$(0.06)	$(0.40)	$(0.13)
Weighted average shares of common stock outstanding, basic and diluted	31,147,749	30,107,127	29,954,321	28,642,533

Other comprehensive loss:
Net loss	$(4,222,483)	$(1,956,230)	$(12,123,907)	$(3,640,988)
Foreign currency translation	(64,644)	150,501	(1,541,170)	275,772
Total comprehensive loss	$(4,287,127)	$(1,805,729)	$(13,665,077)	$(3,365,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	(loss)	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	-	-	4,493,610
Cancellation of common stock received in exchange for issuance of preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	-	-	-
Issuance of common stock in lieu of commissions	57,250	573	74,997	-	-	75,570
Issuance of restricted common stock	1,256,750	12,567	(12,567)	-	-	-
Stock-based compensation	-	-	2,144,099	-	-	2,144,099
Foreign currency translation	-	-	-	(1,003,853)	-	(1,003,853)
Net loss	-	-	-	-	(3,615,078)	(3,615,078)
Balance as of March 31, 2023	37,385,684	$373,857	$23,454,919	$(748,823)	$(11,168,144)	$11,911,809
Settlement of liabilities with related party	-	-	626,223	-	-	626,223
Stock-based compensation	-	-	2,374,686	-	-	2,374,686
Foreign currency translation	-	-	-	(472,673)	-	(472,673)
Net loss	-	-	-	-	(4,286,346)	(4,286,346)
Balance as of June 30, 2023	37,385,684	$373,857	$26,455,828	$(1,221,496)	$(15,454,490)	$10,153,699
Issuance of restricted common stock	500,000	5,000	(5,000)	-	-	-
Settlement of liabilities with consultants	462,500	4,625	696,500	-	-	701,125
Stock-based compensation	-	-	2,071,790	-	-	2,071,790
Foreign currency translation	-	-	-	(64,644)	-	(64,644)
Net loss	-	-	-	-	(4,222,483)	(4,222,483)
Balance as of September 30, 2023	38,348,184	$383,482	$29,219,118	$(1,286,140)	$(19,676,973)	$8,639,487

Balance as of December 31, 2021	20,652,500	$206,525	$8,380,343	$18,723	$(2,607,927)	$5,997,664
Issuance of common stock and warrants, net of issuance costs of $285,024	1,187,605	11,876	2,078,310	-	-	2,090,186
Issuance of common stock upon exercise of warrants	7,194,847	71,948	(71,948)	-	-	-
Stock-based compensation	-	-	20,803	-	-	20,803
Foreign currency translation	-	-	-	(229,257)	-	(229,257)
Net loss	-	-	-	-	(857,588)	(857,588)
Balance as of March 31, 2022	29,034,952	$290,349	$10,407,508	$(210,534)	$(3,465,515)	$7,021,808
Issuance of common stock, net of issuance costs of $95,723	372,175	3,722	644,904	-	-	648,626
Stock-based compensation	-	-	210,745	-	-	210,745
Foreign currency translation	-	-	-	354,528	-	354,528
Net loss	-	-	-	-	(827,170)	(827,170)
Balance as of June 30, 2022	29,407,127	$294,071	$11,263,157	$143,994	$(4,292,685)	$7,408,537
Issuance of restricted common shares	700,000	7,000	(7,000)	-	-	-
Stock-based compensation expense	-	-	715,410	-	-	715,410
Foreign currency translation				150,501		150,501
Net loss	-	-	-	-	(1,956,230)	(1,956,230)
Balance as of September 30, 2022	30,107,127	$301,071	$11,971,567	$294,495	$(6,248,915)	$6,318,218

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating activities
Net loss	$(12,123,907)	$(3,640,988)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	969	-
Stock-based compensation	6,590,576	946,958
Fair value of common stock to consultants	669,700	-
Change in fair value of share liability	109,040	2,903
Change in right-of-use lease asset	49,173	51,624
Changes in operating assets and liabilities:
Deferred offering costs	-	(547,373)
Prepaid expenses and other current assets	132,677	(337,612)
Other noncurrent assets	(48,812)	(131,408)
Accounts payable	(298,663)	763,695
Accrued expenses	712,368	935,039
Deferred revenue	882,000	-
Lease liability	(30,292)	(120,697)
Net cash used in operating activities	(3,355,171)	(2,077,859)
Cash flows from investing activities
Purchases of property and equipment	(1,190,157)	(3,570,632)
Net cash used in investing activities	(1,190,157)	(3,570,632)
Cash flows from financing Activities
Proceeds from issuance of common stock	5,000,000	3,119,560
Common stock issuance costs	(506,390)	(255,965)
Repayment of notes payable	-	(13,046)
Net cash provided by financing activities	4,493,610	2,850,549
Net change in cash	(51,718)	(2,797,942)
Effect of exchange rate changes on cash	(50,617)	275,786
Cash - beginning of period	2,389,140	2,953,721
Cash - end of period	$2,286,805	$431,565

Supplemental disclosures of non-cash investing and financing activities:
Settlement of liabilities with related party	$626,223	$-
Share liability for non-cash issuance costs	$-	$124,782
Purchase of property and equipment included in accounts payable	$-	$332,879
Settlement of share liability	$776,695	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), an 80% owned subsidiary of ASP South Africa, was formed in March 2023. ASP Isotopes UK Ltd, a wholly-owned subsidiary of ASP Guernsey, was incorporated in July 2022. Enriched Energy, LLC, a wholly-owned subsidiary of the Company, was incorporated in January 2022. Quantum Leap Energy LLC, a wholly-owned subsidiary of the Company, was formed in the state of Delaware in September 2023. Quantum Leap Energy Ltd, a company registered in England & Wales and a wholly-owned subsidiary of Quantum Leap Energy LLC, was incorporated in September 2023. ASP Isotopes Inc. and its subsidiaries are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company’s proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). The Company has commissioned its first isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, and anticipates completion and commissioning of its second multi-isotope enrichment plant in Pretoria, South Africa during the first half of 2024. In addition, the Company has started planning additional isotope enrichment plants. The Company believes the C-14 it may develop using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. The Company believes that the Mo-100 it may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may produce using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

The Company is also developing quantum enrichment technology to produce enriched Ytterbium-176, Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. The Company believes that the U-235 it may develop using quantum enrichment could be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

Liquidity and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $12,123,907 and $3,640,988 for the nine months ended September 30, 2023 and 2022, respectively. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $2,286,805 as of September 30, 2023 and $9,129,461 of aggregate proceeds received in October 2023 from the issuance of 9,952,510 shares of common stock at between $0.92 and $0.96 per share, will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

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

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc. and its wholly-owned subsidiaries and, beginning in 2023, the 80% owned Enlightened Isotopes. All intercompany balances and transactions have been eliminated in consolidation.  For the three and nine months ended September 30, 2023 and 2022, there was no other corporate activity for Enlighted Isotopes other than its formation and therefore there was no non-controlling interest to report on the consolidated balance sheet and no net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss to report. See Note 10.

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

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and nine months ended September 30, 2023 and 2022.

Our foreign subsidiaries held cash of approximately $187,515 and $38,000 as of September 30, 2023 and December 31, 2022, respectively, which is included in cash on the consolidated balance sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

The Company’s share liability (Note 10) is now measured as a Level 1 fair value on a recurring basis and was $142,500 as of September 30, 2023. There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2023. There was a transfer of the share liability from Level 3 to Level 1 as a result of our IPO in the fourth quarter of 2022 as further discussed in Note 10. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 then Level 1 following the IPO in the fourth quarter of 2022):

Share Liability
Balance, December 31, 2021	116,200
Fair value of additional common stock issuable	174,782
Fair value adjustment	(150,527)
Balance, December 31, 2022	140,455
Settlement of share liability	(776,695)
Fair value of additional common stock issuable	669,700
Fair value adjustment	109,040
Balance, September 30, 2023	$142,500

The carrying amounts of accounts payable, accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Property and Equipment

Property and equipment include costs of assets constructed, purchased or leased under a finance lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Costs associated with yearly planned major maintenance are generally deferred and amortized over 12 months or until the same major maintenance activities must be repeated, whichever is shorter. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in the statement of operations and comprehensive loss.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2023 or 2022.

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

Equity-based compensation expense is classified in the statement of operations and comprehensive loss  in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Prior to the Company’s IPO in November 2022, there was no public market for the Company’s common stock. The fair value of the shares of common stock underlying the Company’s share-based awards was estimated on each grant date by the Company’s board of directors based on then current facts and circumstances. To determine the fair value of the Company’s common stock underlying option grants, the board of directors considered, among other things, input from management and recent third-party financings consummated by the Company.

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

The Company has identified the United States, Washington, D.C., South Africa and Guernsey as its major tax jurisdictions. Refer to Note 12 for further details.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is comprised of net loss and the effect of currency translation adjustments.

Revenue

 Under ASC 606, Revenue from Contract with Customers, an entity recognizes revenue when or as its customer obtains control of distinct promised goods, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we will perform the following five steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We will only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods it transfers to the customer.

Our customer arrangements will primarily consist of performance obligations for promised goods in a contract to transfer a distinct good to the customer and are considered distinct when (i) the customer can benefit from the good on its own or together with other readily available resources and (ii) the promised good is separately identifiable from other promises in the contract. In assessing whether promised goods are distinct, we will consider factors such as whether the goods are integral or dependent of other goods in the contract.

We will estimate the transaction price based on the amount expected to be received for transferring the promised goods in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we will evaluate the amount of potential payments and the likelihood that the payments will be received. We will utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

We will allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract with a customer. Any variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amount we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods. We will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

To the extent we receive payments, including non-refundable payments, in excess of the recognized revenue, such excess is recorded as deferred revenue until we perform our obligations under these arrangements.  Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurements and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2016-13 guidance became effective as of January 1, 2023, and must be adopted using a modified retrospective approach, with certain exceptions.  The adoption of ASU No. 2016-13 as of January 1, 2023 did not have a material impact on the financial statements.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Construction in progress	$8,335,569	$8,200,595
Office equipment	12,308	-
Total cost	8,347,877	8,200,595
Accumulated deprecation	(957)	-
Net book value	$8,346,920	$8,200,595

The Company is currently building out and qualifying the plant and office space in South Africa. All costs incurred are considered construction in progress because the work is not complete as of September 30, 2023 and December 31, 2022.

Depreciation expense for the three and nine months ended September 30, 2023 was $802 and $969. There was no depreciation expense for the three and nine months ended September 30, 2022.

4. Accrued Expenses

Accrued expenses consisted of accrued professional fees and employee compensation costs as of September 30, 2023 and December 31, 2022.

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

In March 2022, one of the promissory notes totaling $13,046 (10,000 GBP) was repaid in full. As of September 30, 2023 and December 31, 2022, the total promissory notes payable balance was $33,854 and have been automatically extended on a monthly basis.

6. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of September 30, 2023. The Company did not recognize any deferred revenue as of December 31, 2022 or January 1, 2022.

7. Commitments and Contingencies

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the first quarter of 2024. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. The Company can modify the contract scope and overall costs and the contract can be cancelled by either party. As of September 30, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

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

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company and therefore are considered related parties. See Notes 9 and 10.

Share Purchase Agreement relating to PET Labs

On October 30, 2023, the Company entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in the Republic of South Africa (the “Seller”), relating to the purchase and sale of ordinary shares in the issued share capital of Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in the Republic of South Africa (“PET Labs”). PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production.

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On October 25, 2022, the Company received a letter from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of a license to the ASP technology to the Company by Klydon violates a pre-existing exclusive sub-license to the ASP technology granted to Radfarma. The asserted claims, arbitration and/or litigation could include claims against the Company, the Company’s former licensor (Klydon), or Klydon’s present or former sub-licensors alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies. In November 2023, the Company entered into a mutual release with NMS, Radfarma, and certain board members and shareholders of Radfarma related to the claims asserted in the NMS letter and other matters, without any payment or license of any rights by any party to the release.

8. Lease

The Company accounts for leases in accordance with ASC 842 (Note 2). The Company is party to two leases in South Africa. One is an operating lease in Pretoria, South Africa for office and laboratory space. The other is a short term operating lease in Pretoria, South Africa that includes office and laboratory space.

The operating lease commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate is approximately 7.5% based on the lease term of the applicable lease. Consequently, a ROU lease asset of approximately $952,521 with a corresponding lease liability of approximately $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of September 30, 2023, the Company has a ROU asset balance of $622,183 and a current and non-current lease liability of $48.975 and $630,292, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s lease in South Africa.

The short term operating lease commenced in April 2023 with the initial term set to expire in April 2024. The Company has applied the short-term lease practical expedient from the guidance in ASC 842 and will expense the monthly rent as incurred.

Quantitative information regarding the Company’s operating lease for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$29,654	$32,452	$88,962	$97,357
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$24,559	$20,585	$70,080	$71,343
Remaining lease term (years)	7.25	8.25	7.25	8.25
Discount rate	7.5%	7.5%	7.5%	7.5%

Future lease payments under noncancelable leases are as follows as of September 30, 2023:

Operating Leases
Future Lease Payments
2023 (remaining three months)	$24,125
2024	100,119
2025	107,628
2026	115,700
2027	124,377
Thereafter	431,952
Total lease payments	$903,901
Less: imputed interest	(224,634)
Total lease liabilities	$679,267
Less current portion	(48,975)
Lease liability - noncurrent	$630,292

Lease expense from the short term operating lease for the three and nine months ended September, 30, 2023 was $5,154 and $18,882 respectively. Future lease payments under the short term operating lease as of September 30, 2023 is $72,039.

9. License Agreements

In September 2021, the Company licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of Mo-100. The license term was 999 years, unless terminated earlier by either party under certain provisions. Any development efforts improving the intellectual property performed by either Klydon or the Company was the property of Klydon. There were no upfront, milestone payments, nor royalties on product sales over the term of the license. Two individuals who are officers and board members of Klydon received warrants to purchase common stock of the Company. See Note 10.

In January 2022, the Company licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of uranium isotope U-235 (“U-235”). The license term was 999 years, unless terminated earlier by either party under certain provisions. Any development efforts improving the intellectual property performed by either Klydon or the Company was the property of Klydon. The Company paid an upfront fee of $100,000, which was expensed to research and development expense. The Company was required to pay a nominal royalty per Kg of product sold plus 10% royalties on product net profits over the term of the contract. One of the officers, who is also a board member of Klydon, became a board member and consultant of ASP Isotopes Inc. and an employee of ASP Guernsey in January 2022.

In July 2022, ASP Isotopes UK Ltd (a subsidiary of the Company) entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The Klydon license agreement superseded and replaced the Mo-100 license and U-235 license described in the paragraphs above. The Klydon license agreement was royalty-free, had a term of 999 years and was worldwide for the development of the ASP technology and the distribution, marketing and sale of all isotopes. Future production of isotopes was limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement the Company agreed to make an upfront payment of $100,000 (to be included within the payments we make under the Turnkey Contract) and deferred payments of $300,000 over 24 months, which was expensed to research and development expense. Klydon had the right to terminate the exclusivity of the Klydon license agreement in the event that the licensee ceases to carry on activities related to isotope enrichment for a period longer than 24 consecutive months. The $400,000 due to Klydon was in accounts payable as of December 31, 2022.

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

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 7), pursuant to which the Company acquired certain intellectual property from Klydon(“Klydon Acquisition”). The Company concluded that the Klydon Acquisition is accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party. In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

10. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. had 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of September 30, 2023 and December 31, 2022.

In conjunction with the formation of Enlightened Isotopes in March 2023, in exchange for 3,000,000 shares of common stock held by an officer and scientific advisor of ASP Isotopes Inc., Enlighted Isotopes issued 2,500 shares of convertible preferred stock. These shares convert into common stock of Enlighted Isotopes at any time upon the election of the preferred stockholders such that these two investors will own 20% of the then outstanding shares on a fully diluted basis. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations and comprehensive loss.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 38,348,184 shares were issued and outstanding as of September 30, 2023. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through September 30, 2023.

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

In October 2022, the Company was required to issue shares of common stock with a fair value totaling $90,455 as at December 31, 2022. The fair value of these shares issued in March 2023 was $75,570. The resulting change in fair value income of the share liability $14,885 for the three and nine months ended September 30, 2023.

In November 2022, the Company was required to issue shares of common stock with a then fair value totaling $50,000 to a consultant. The fair value of these shares issued in August 2023 was $18,125. The resulting  change in fair value income of the share liability $31,875 for the three and nine months ended September 30, 2023.

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

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares issued in August 2023 to the two consultants was $145,000.  The resulting change in fair value expense of the share liability was $88,200 and income of $27,500 for the three and nine months ended September 30, 2023, respectively.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares issued in August 2023 was $145,000. The resulting change in fair value of the share liability expense was $88,200 and $51,300 for the three and nine months ended September 30, 2023, respectively.

In March 2023, an officer and scientific advisor of the Company exchanged an aggregate of 3,000,000 shares of ASP Isotopes Inc. common stock for 2,500 shares of Enlighted Isotopes convertible preferred stock. In conjunction with the exchange, Enlighted Isotopes transferred the common shares of ASP Isotopes Inc. to ASP Isotopes and then ASP Isotopes immediately cancelled all 3,000,000 shares. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations and comprehensive loss.

In March 2023, the Company’s non-employee board members agreed to receive the 2022 cash director fees totaling $45,000 in shares of common stock. As of September 30, 2023, these shares had yet to be issued.

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

In May 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a consultant. The Company determined that the fair value of this award was $0.65 per share for a total value of $65,100. The fair value of these shares issuable to the consultant was $95,000 as of September 30, 2023 resulting in a change in fair value expense of the share liability of $38,200 and $29,900 respectively for the three and nine months ended September 30, 2023. As of September 30, 2023, these shares had yet to be issued.

In May 2023, the Company was required to issue an aggregate of 50,000 shares of restricted common stock pursuant to a consultant. The company determined that the fair value of this award was $0.62 per share for a total value of $30,900. The fair value of these shares issuable was $47,500 as of September 30, 2023, resulting in a change in fair value expense of share liability of $16,600 for the three and nine months ended September 30, 2023. As of September 30, 2023, these shares had yet to be issued.

In July 2023, the Company was required to issue an aggregate of 150,000 shares to consultants. The company determined that the fair value of these awards was $1.21 for a total value of $181,500. The fair value of the 100,000 and 50,000 shares issued in August 2023 was $248,000. This resulted in a change in fair value expense of the share liability of $66,500 for the three and nine months ended September 30, 2023.

In August 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to consultants. The company determined that the fair value of this award was $1.26 per share for a total value of $126,000. The fair value of the shares issued in August was $145,000. This resulted in a change in fair value expense of the share liability of $19,000 for the three and nine months ended September 30, 2023.

	Share Liability as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liability as of September 30, 2022
Share liabilities originated in 2022	$140,455	$-	$(46,760)	$(93,695)	$-
Share liabilities originated in 2023	-	669,700	155,800	(683,000)	$142,500
	$140,455	$669,700	$109,040	$(776,695)	$142,500

Subsequent to the reporting date, in October 2023, the Company entered into Securities Purchase Agreements with certain institutional and other accredited investors and certain directors of the Company to issue and sell an aggregate of 9,952,510 shares of the Company’s common stock, for aggregate cash consideration of $9,129,461, as follows: (i) 8,459,093 shares of Common Stock to investors at a purchase price per share of $0.9105, (ii) 1,190,239 shares of Common Stock to investors at a purchase price per share of $0.9548, and (iii) 303,178 shares of Common Stock to directors at a purchase price per share of $0.96.

Common Stock Warrants

The fair values of the warrants issued in the nine months ended September 30, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

In January 2022, warrants to purchase 7,230,822 shares of common stock were net share settled into 7,194,847 shares of common stock per the terms of the underlying warrant agreements. No warrants were exercised in the nine months ended September 30, 2023.

11. Stock Compensation Plan

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. As of September 30, 2023, 488,606 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,901,000	$1.91	9.4	$199,500
Granted	-	$-	-	-
Forfeited	(86,667)	$2.00
Outstanding as of September 30, 2023	2,814,333	$1.91	8.6	$105,000

Exercisable as of September 30, 2023	1,501,177	$1.88	8.6	$69,609
Vested or expected to vest as of September 30, 2023	2,814,333	$1.91	8.6	$105,000

For the nine months ended September 30, 2023, no options were granted. For the nine months ended September 30, 2022, the Company granted 2,751,000 options with an exercise price of $ 2.00 per share that vest monthly over one to three years. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2022 was $1.18.

The Company recorded stock compensation from options of $207,253 and $352,910 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock compensation from options of $773,238 and $559,458 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $ 1,529,455 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon reaching the performance condition, the Company will recognize stock compensation expense over the remaining measurement period. No stock compensation was recorded for this award for the three and nine months ended September 30, 2023 and 2022.

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

In August 2023, the Company issued 500,000 shares of restricted common stock pursuant to one employee and one director for employment services. The Company determined that the fair value of these awards totaled $165,000 and $244,000, respectively and will be recognized over the two year service periods.

The Company recorded stock compensation from stock awards totaling $1,864,537 and $362,500 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock compensation from stock awards totaling $5,817,338 and $387,500 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there is $1,529,455 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next 1.5 years.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,000,000	$1.75
Granted	1,756,750	$1.52
Vested	(2,340,876)	$1.74
Unvested as of September 30, 2023	6,415,874	$1.58

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$1,978,904	$624,006	$6,311,890	$840,131
Research and development	92,886	91,404	278,686	106,827
Total	$2,071,790	$715,410	$6,590,576	$946,958

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,222,483)	$(1,956,230)	$(12,123,907)	$(3,640,988)
Denominator:
Weighted average common stock outstanding, basic and diluted	31,147,749	30,107,127	29,954,321	28,642,533
Net loss per share, basic and diluted	$(0.14)	$(0.06)	$(0.40)	$(0.13)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2023	2022
Options to purchase common stock	2,814,333	2,901,000
Warrants to purchase common stock	3,386,076	-
Restricted stock	6,415,874	-
Total shares of common stock equivalents	12,616,283	2,901,000

12. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2023 and 2022. The Company has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during a future period.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of September 30, 2023 and December 31, 2022, there were no uncertain tax positions.

As of September 30, 2023, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

13. Subsequent Events

The Company has evaluated subsequent events through November 14, 2023, the date on which the accompanying financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as noted below or in Note 10.

PET Labs Share Purchase Agreement

In October 2023, ASP Isotopes Inc. entered into a Share Purchase Agreement (“SPA”) with Nucleonics Imaging Proprietary Limited (“Nucleonics”), a company incorporated in South Africa, to purchase ordinary shares in Nucleonics’ wholly-owned subsidiary, Pet Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production.

Per the SPA, ASP Isotopes Inc. has agreed to purchase from Nucleonics 51% of the issued share capital of PET Labs (“Initial Shares”) ASP Isotopes Inc. will pay a total of $2,000,000 for the Initial Shares in two instalments. The first instalment of $500,000 was paid in November 2023. The second instalment of $1,500,000 is payable upon demand by Necleonics after October 27, 2024.

In addition, ASP Isotopes Inc. has an option to purchase from Nucleonics the remaining 49% of the issued share capital of PET Labs (“Option Shares”) that expires on January 31, 2027. The option is only exercisable if the Initial Shares have been paid in full.  Upon ASP Isotopes Inc. exercising its option to purchase the Option Shares ASP Isotopes has agreed to pay an additional $2,200,000 to Nucleonics.

As of the date on which the accompanying financial statements were issued, the Company is still evaluating the accounting and financial reporting requirements of this transaction.

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

Overview

We are a pre-commercial stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”) is designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). We have commissioned a first isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, and anticipates completion and commissioning of a second multi-isotope enrichment plant in Pretoria, South Africa during the first half of 2023. In addition, we have started planning additional isotope enrichment plants. We believe the C-14 we may develop using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may produce using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

We are also developing quantum enrichment technology to produce enriched Ytterbium-176, Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. We believe that the U-235 we may develop using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

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

In October 2023, the Company entered into Securities Purchase Agreements with certain institutional and other accredited investors and certain directors of the Company to issue and sell an aggregate of 9,952,510 shares of the Company’s common stock, for aggregate cash consideration of $9,129,461, as follows: (i) 8,459,093 shares to investors at a purchase price per share of $0.9105, (ii) 1,190,239 shares to investors at a purchase price per share of $0.9548, and (iii) 303,178 shares to directors at a purchase price per share of $0.96. The Company incurred issuance costs equivalent to 5% of the gross proceeds from new investors which was settled in stock through the issuance of 472,582 shares to the placement agent.

Acquisitions of Assets and Agreements with Klydon

To date, we have purchased certain assets of Molybdos Proprietary Limited, a South Africa company (Molybdos), and entered into a number of agreements with Klydon (Pty) Limited, a South Africa company (Klydon). Below is a summary of the key terms for our former licenses and other agreements with Klydon.

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

On April 4, 2023, the Company perfected its interests in the assets under the Acknowledgement of Debt Agreement, pursuant to which the Company acquired the Pledged Assets, including certain intellectual property, from Klydon and settled all amounts due to Klydon, including the ZAR 6,000,000 for the acquisition of the Silicon-28 plant assets.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	$239,199	$745,461
General and administrative	3,707,311	1,208,319
Total operating expenses	3,946,510	1,953,780
Loss from operations	(3,946,510)	(1,953,780)
Other expense, net	(275,973)	(2,450)
Net loss	$(4,222,483)	$(1,956,230)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Personnel-related costs	113,336	203,139
License fees	-	391,455
Consulting, facility and other expenses	125,863	150,867
Total research and development expenses	$239,199	$745,461

Research and development expenses were $239,199 for the three months ended September 30, 2023. These expenses include $113,336 of personnel-related costs, including $92,886 in stock-based compensation, and $125,863 in consulting, facility and other expenses. Research and development expenses were $745,461 for the three months ended September 30, 2022. These expenses include $203,139 of personnel-related costs, including $83,139 in stock-based compensation, $391,455 of licensing fees and $150,867 in consulting, facility and other expenses.

General and Administrative Expenses

General and administrative expenses were $3,707,311 for the three months ended September 30, 2023. These expenses include $2,484,637 of personnel-related costs, including $1,978,904 in stock-based compensation, $669,118 of professional services and legal-related fees and $553,556 in facility and other corporate expenses. General and administrative expenses were $1,208,319 for the three months ended September 30, 2022. These expenses include $936,912 of personnel-related costs, including $632,271 in stock-based compensation, $116,467 of professional services and legal-related fees and $154,940 in other corporate expenses.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	$699,413	$1,191,901
General and administrative	11,319,465	2,448,091
Total operating expenses	12,018,878	3,639,992
Loss from operations	(12,018,878)	(3,639,992)
Other expense, net	(105,029)	(996)
Net loss	$(12,123,907)	$(3,640,988)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Personnel-related costs	369,136	442,827
License fees	-	491,035
Consulting, facility and other expenses	330,277	258,039
Total research and development expenses	$699,413	$1,191,901

Research and development expenses were $699,413 for the nine months ended September 30, 2023. These expenses include $369,136 of personnel-related costs, including $278,686 in stock-based compensation, and $330,277 in consulting, facility and other expenses. Research and development expenses were $1,191,901 for the nine months ended September 30, 2022. These expenses include $6,645 in costs directly related to the development of Mo-100, $442,827 of personnel-related costs, including $106,827 in stock-based compensation, $491,035 for license fees and $251,394 in consulting, facility and other expenses.

General and Administrative Expenses

General and administrative expenses were $11,319,465 for the nine months ended September 30, 2023. These expenses include $7,720,997 of personnel-related costs, including $6,311,890 in stock-based compensation, $2,165,926 of professional services and legal-related fees and $1,432,542 in facility and other corporate expenses. General and administrative expenses were $2,448,091 for the nine months ended September 30, 2022. These expenses include $1,542,275 of personnel-related costs, including $840,131 in stock-based compensation, $629,799 of professional services and legal-related fees and $276,017 in other corporate expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock.

As of September 30, 2023, we had cash of $2,286,805. We do not have any isotopes approved for sale, we have not generated any revenue from the sale of isotopes, and our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future isotopes.

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

Until such time as we can generate significant revenue from sales of our future isotopes, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future isotopes, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our future isotopes even if we would otherwise prefer to develop and market such isotopes ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2023	2022
Cash used in operating activities	$(3,355,171)	$(2,077,859)
Cash used in investing activities	(1,190,157)	(3,570,632)
Cash provided by financing activities	4,493,610	2,850,549
Net change in cash	$(51,718)	$(2,797,942)

Operating Activities.

Net cash used in operating activities was $3,355,171 for the nine months ended September 30, 2023, and was primarily due to our net loss of $12,123,907, adjusted for stock-based compensation expense of $6,590,576, expense related to the issuance of common stock to consultants of $669,700 and amortization of right-of-use asset of $49,173, partially offset by a change in fair value of share liability of $109,040 and a $1,349,278 change in our operating assets and liabilities.

Net cash used in operating activities was $2,077,859 for the nine months ended September 30, 2022, and was primarily due to our net loss of $3,640,988, adjusted for stock-based compensation expense of $946,958 and amortization of right-of-use asset of $51,624, and partially offset by a change in fair value of share liability of $2,903 and a $561,644 change in our operating assets and liabilities.

Investing activities.

Net cash used by investing activities was $1,190,157 and $3,570,632 for the nine months ended September 30, 2023 and 2022, respectively, and was comprised primarily of additional construction in progress.

Financing Activities.

Net cash provided by financing activities was $4,493,610 for the nine months ended September 30, 2023, and was comprised of net proceeds of $4,493,610 from the sale and issuance of 3,164,557 shares of our common stock in March 2023.

Net cash provided by financing activities was $2,850,549 for the nine months ended September 30, 2022, and was comprised of net proceeds of $2,863,595 from the sale and issuance of 1,559,780 shares of our common stock prior to our IPO and partially offset by the repayment of notes payable of $13,046.

Contractual Obligations and Commitments

We lease our research and development facility in Pretoria, South Africa, under a lease with base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.

In November 2021, we entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100, and is expected to be completed in the second half of 2023. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000. We can modify the contract scope and overall costs and the contract can be cancelled by either party. As of September 30, 2023 and December 31, 2022, approximately $7,233,000 has been paid under this contract and recorded as construction in progress within property and equipment.

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

Stock-Based Compensation

On October 3, 2021, our board of directors and stockholders approved the 2021 Plan. Under the 2021 Plan, stock-based awards are measured at fair value and recognized over the requisite service period. Forfeitures are accounted for in the period they occur. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions:

•	Fair value of common stock. Subsequent to the IPO the fair value of common stock is determined by the closing price on the date of grant.
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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2023 and December 31, 2022, our cash consists of cash in readily available checking accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of September 30, 2023 and December 31, 2022, we had no bank debt outstanding and are therefore not exposed to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of September 30, 2023. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

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

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring the assets of Molybdos (after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000, which at the then current exchange rate was approximately $734,000)) and in-licensing intellectual property rights related to the production of Molybdenum-100 (a non-radioactive isotope we believe may have applications primarily in the medical industry) and Uranium-235 (an isotope of uranium we believe may have application in the clean, efficient and carbon-free energy industry) using the ASP technology, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000), which will be payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature. We have not yet built a manufacturing plant that is producing commercial quantities of isotopes or even demonstrated the ability to produce commercial quantities of isotopes using the ASP technology or quantum enrichment technology. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale, or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of Mo-100 that we may develop using the ASP process in the medical industry or the production of U-235 that we may develop using quantum enrichment. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $12.1 and $3.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $19.7 million.

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

We currently have no sales. However, we expect to rely on a limited number of customers to purchase any isotopes that we produce using the ASP technology or quantum enrichment under long-term contracts. Our future key customers may stop ordering our isotopes at any time or may become bankrupt or otherwise unable to pay. The loss of any of our future key customers could result in lower revenues than we anticipate and could harm our business, financial condition or results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We incurred an accumulated deficit totaling $19,676,973 through September 30, 2023. As of September 30, 2023, we had approximately $2,286,805 in cash. We have yet to generate any revenues, and we anticipate that our losses will continue for the foreseeable future. We cannot assure you that our plans to commercialize isotopes that we may develop will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

As of September 30, 2023, our cash was approximately $2,286,805. Subsequent to the end of the most recent fiscal quarter, in October 2023, we sold an aggregate of 9,952,510 shares of our common stock, for aggregate cash consideration of approximately $9.1 million. We believe, based on our current operating plan, that the net proceeds from our IPO and the private placements completed in March and October 2023, together with our existing cash and cash equivalents, will not be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued. Therefore, we may need to seek additional funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. We have agreed to pay the underwriter of our IPO “tail compensation” equal to 8.0% of the aggregate gross proceeds received by us from the sale of our Common Stock in any private or public offering or other financing or capital-raising transaction of any kind within the 12-month period from the date the financial statements are issued. As a result of severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

We may plan to seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or future isotopes, or grant licenses on terms that may not be favorable to us.

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

Risks Related to the Development and Commercialization of Our Future Isotopes

We are early in our research and development efforts for isotopes using the ASP technology and quantum enrichment. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

We are still conducting research and development efforts using ASP technology to produce a wide array of isotopes, and have not yet produced any isotope at commercial scale. It is possible that the research and development, proof-of-concept, construction of a plant and commercialization will take longer than anticipated due to unexpected delays.

We also plan to begin researching the enrichment of uranium, which is a chemical element we believe may have application in the clean, efficient and carbon-free energy industry, using quantum enrichment. Quantum enrichment has never been used to produce isotopes at a commercial scale and the research that has been conducted using this technique has never been published. The IAEA has never inspected any facility that leverages this technology and there is no proof that this technology has ever been used to enrich uranium.  There are significant regulatory hurdles associated with enabling our research and development efforts to enter the nuclear energy market.  Multiple regulatory agencies need to provide approvals to allow us to proceed with the research and development necessary to show proof of concept to the market. If we demonstrate proof of concept, we anticipate that there will be further approvals needed to expand to a larger footprint to support commercial demand. We may not ever obtain these approvals.  If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes (assuming receipt of applicable regulatory approvals), or experience significant delays in doing so, our business will be materially harmed.

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

We depend upon a limited number of third-party suppliers for certain components required to construct the centrifuges and other equipment for the enrichment plants that are being constructed in Pretoria, South Africa. To date, we have been able to obtain the required components for our centrifuges without any significant delays or interruptions, except for certain delays related to COVID-19. If we lose any of these suppliers, we may be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs, and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay completion of the enrichment plant in South Africa, which could adversely affect our ability to execute our strategic plan and development programs in the expected timeframe.

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

Risks associated with the development of the ASP technology for enrichment of isotopes could cause substantial delays in the development of our future isotopes.

Prior to October 2021, as a company, we had no involvement with or control over the research and development of the ASP technology. We relied on Klydon to conduct such research and development in accordance with the applicable legal, regulatory and scientific standards. If the research and development processes or the results of the development programs associated with the ASP technology for development of isotopes prove to be unreliable, this could result in increased costs and delays in the development of our future isotopes, which could adversely affect any future revenue from these future isotopes (assuming receipt of applicable regulatory approvals).

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

We are currently focused on producing isotopes using our ASP technology to meet critical needs in society. We also plan to research the production of enriched uranium using quantum enrichment to meet the future needs of developers of U.S. advanced reactor technologies requiring HALEU. Our projections of the potential markets are based on estimates that have been derived from a variety of sources, including scientific literature and market research, and which may prove to be incorrect. We must be able to successfully acquire a significant market share in our potential markets to achieve profitability and growth. Customers may become difficult to gain access to, which would adversely affect our results of operations and our business.

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

Even if the isotopes that we may produce using the ASP technology for the medical industry, or the radioisotopes that we expect our future customers to produce using the Mo-100 that we plan to offer, receives regulatory approval, the isotopes may fail to gain sufficient market acceptance by radiopharmacies, hospitals, clinics and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of isotopes that we may produce using the ASP technology, or the radioisotopes that our future customers may produce, will depend on a number of factors, including but not limited to:

•	the potential advantages compared to alternative radioisotopes;
•	the timing of market introduction of the product as well as competitive products;
•	effectiveness of sales and marketing efforts;
•	the strength of our relationships with radiopharmacies, hospitals, clinics and others in the medical community;
•	the cost in relation to alternative radioisotopes;
•	our ability to offer isotopes that we may produce using the ASP technology for sale at competitive prices;
•	the convenience and ease of use compared to alternative radioisotopes;
•	the willingness of radiopharmacies, hospitals, clinics and others in the medical community to try an innovative radioisotope; and
•	the strength of marketing and distribution support;

Our efforts to educate radiopharmacies, hospitals, clinics and others in the medical community on the benefits of the isotopes that we may produce using the ASP technology may require significant resources and may never be successful.

Because we expect sales of Mo-100 that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to generate substantially all of our revenues for the foreseeable future, the failure of the isotopes that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to find market acceptance would harm our business and could require us to seek additional financing.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In South Africa, our isotopes enrichment facilities are heavily regulated. South Africa is a signatory to the International Atomic Energy Agency (“IAEA”) conventions and has adopted safety standards from the IAEA. The design, construction and operation of the isotope enrichment plants are highly regulated and require government licenses, approvals and permits, and may be subject to the imposition of conditions. In some cases, these licenses, approvals and permits entail periodic reviews and inspections. While we and Klydon have received all licenses, approvals and permits required to build and operate our isotope enrichment facilities in South Africa, we cannot predict whether the conditions associated with such licenses, approvals and permits will be maintained. For example, each of Klydon and ASP Isotopes South Africa (Proprietary) Limited has received from the South African Council for The Non-Proliferation of Weapons of Mass Destruction (1) a registration certificate (which are valid for two years from the date of issuance) and (2) a Manufacturing and Services Permit. The permits provide that the Non-Proliferation Secretariat will conduct at least two industry visits in June and November (or as arranged) of every year. Each of the permits includes numerous conditions, including, for example, the obligation to keep the Council updated or informed on all separation projects at all times and at least through biannual declarations, which must be done through correspondence to the Council at the end of April and September every year. The permit issued to ASP Isotopes South Africa (Proprietary) Limited includes additional specific information requirements related to (i) the progress on the design and construction of the isotope separation plant, (ii) the progress on the manufacturing of isotope separation elements, and (iii) the commissioning of the plant. Each of the permits further provides that (i) any potential export of controlled goods and technology should be requested at an early stage through a Provisional Export Guidance Request, (ii) all isotope separation applications remain controlled regardless of the isotope atomic mass and will be dealt with on a case-by-case basis, and (iii) any ultimate transfer of these controlled goods and technology will be subject to the issuance of a permit by the Council as required in terms of the Non-Proliferation Act and related Government Notices and Regulations.

In addition, we cannot assure you that we will be able to obtain, on a timely basis or at all, any additional licenses, approvals and permits that may be required to execute on our strategy and develop our company’s business, including any such licenses, approvals and permits that may be required to introduce isotopes produced using ASP technology into the market and to begin the enrichment of uranium to demonstrate our capability to produce HALEU using the quantum enrichment technology.

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

Our research and development of isotope enrichment is dedicated not only to producing isotopes for use in nuclear medical diagnostic procedures and concentrating uranium in the isotope uranium-235 for use in nuclear energy, but also to safeguarding any information with broad, dual-use potential that could be inappropriately applied. Enrichment is among the most sensitive nuclear technologies because it can produce weapon-grade materials. The ASP technology and quantum enrichment technology may be considered dual use and could be subject to export control, for example, under the Wassenaar Arrangement.

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

Our success and competitiveness depend, in significant part, on our ability to protect our intellectual property rights, including the ASP technology and quantum enrichment technology and certain other practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining processes used in the development of our future isotopes. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means.

For strategic reasons, we have not yet protected our intellectual property by filing patent applications related to our technology, inventions and improvements. Even if we filed patent applications and patents were granted, we cannot assure you we would be fully protected against third parties as those patents may not be sufficiently broad in their coverage, may not be economically significant, or may not provide us with any competitive advantage. Competitors may be able to design around any patents and develop isotope production techniques comparable or superior to the ASP technology or the quantum enrichment technology. Furthermore, the filing of a patent would entail the disclosure of our know-how, and breaches of patent rights related to a wrongful use of this know-how would be difficult to enforce in the international landscape. We believe that our intellectual property strategy differs significantly from the strategies of others involved in the medical isotope industry, many of whom have extensive patent portfolios and rely heavily on intellectual property registrations to enforce their intellectual property rights. As a result of this discrepancy in strategy, we may be at a competitive disadvantage with respect to the strength of our intellectual property protection. Unlike others involved in the medical isotope industry, who generally have patents providing exclusive control over their innovations, we have no recourse against any entity that independently creates the same technology as ours or legitimately reverse-engineers our technology.

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

Third parties may in the future assert claims or initiate litigation related to their intellectual property rights in technology that is important to us, including the ASP technology. For example, on October 25, 2022, we received a letter (the “NMS Letter”) from a law firm acting on behalf of Norsk Medisinsk Syklotronsenter AS (“NMS”), asserting, among other things, that the grant of the former license to the ASP technology to us by Klydon violated a pre-existing exclusive sub-license to the ASP technology granted to Radfarma. In November 2023, we entered into a mutual release with NMS, Radfarma, and certain board members and shareholders of Radfarma related to the claims asserted in the NMS letter and other matters, without any payment or license of any rights by any party to the release.  Any future claims alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies could be time-consuming, resulting in costly arbitration or litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

If the ASP technology infringes the proprietary rights of other parties, we could incur substantial costs, and we may have to take certain actions, including the following:

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

In addition, in an infringement proceeding, a court or tribunal may decide that our asserted intellectual property is not valid or is unenforceable. An adverse determination in any litigation, arbitration or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. If our intellectual property rights are found to be invalid or unenforceable (in whole or in part), our ability to commercialize our future isotopes would suffer, and our business, results of operations and financial condition may be adversely affected.

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

49

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

The development and potential commercialization of our future isotopes will require substantial additional capital to fund expenses. We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our future isotopes, including in territories outside the United States or for certain indications. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into an acquisition or in-license agreement or strategic partnership, we may not be able to realize the benefit of such transaction if we are unable to successfully integrate them with our existing operations and company culture or if there are materially adverse impacts on our or the counterparty’s operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

We may be dependent on intellectual property licensed or sublicensed to us from, or for which development was funded or otherwise assisted by, government agencies for development of our technology and future isotopes. Failure to meet our own obligations to any licensor or upstream licensors, including such government agencies, may result in the loss of our rights to such intellectual property, which could harm our business.

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

We anticipate that we may file patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

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

We currently rely upon a combination of trade secret protection and confidentiality agreements to protect the intellectual property related to our isotope development techniques and future isotopes. Our success will depend in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to the ASP technology and the quantum enrichment technology. We may seek to protect our proprietary position by filing patent applications in the United States and abroad related to its current and future development programs and future isotopes to the extent permitted by applicable law.  The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our future isotopes in the United States or in foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from being issued from a pending patent application. Even if patents are successfully issued and even if such patents cover the ASP technology and the quantum enrichment technology, third parties may challenge their scope, validity, or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any future isotopes using the ASP technology or the quantum enrichment technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a future isotope could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for the ASP technology or the quantum enrichment technology, it could dissuade companies from collaborating with us, and threaten our ability to commercialize, isotopes produced using the ASP technology or the quantum enrichment technology. Any such outcome could have a negative effect on our business.

Even if we obtain patents covering the ASP technology or the quantum enrichment technology or our methods, we may still be barred from making, using and selling such technology or methods because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering technology or methods that are similar or identical to ours, which could materially affect our ability to successfully develop our technology or to successfully commercialize any isotopes alone or with collaborators.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We will rely on our outside counsel, patent annuity service providers, or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. We will employ reputable law firms and other professionals to help us comply. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, and this circumstance could harm our business.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials. We are subject to international and local laws and regulations in South Africa governing the use, manufacture, storage, handling and disposal of radioactive and hazardous materials. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

As of September 30, 2023, we employed approximately 46 people on a full-time basis, 41 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our primary operations are located outside the U.S. (primarily the construction of isotope enrichment plants in South Africa), and we plan to sell our isotopes to customers outside the U.S. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of non-U.S. jurisdictions. Risks inherent in international operations include the following:

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 47.5% of our Common Stock as of November 6, 2023. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

 As of November 6, 2023, we had a total of 48,773,276 shares of Common Stock outstanding, of which approximately 16,840,966 shares were restricted and 31,932,310 were unrestricted.

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

Of our outstanding Common Stock, the shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, 3,302,939 shares of Common Stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. Further, 3,386,076 shares of Common Stock are issuable upon the exercise of warrants issued pursuant to a private placement that closed on March 17, 2023. If these additional shares of Common Stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline. Any sales of securities by our stockholders could have a material adverse effect on the trading price of our Common Stock.

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

Through September 30, 2023, we have used all of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on November 14, 2022, or our IPO prospectus.

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

ASP Isotopes Inc.

Date: November 14, 2023	By:	/s/ Paul E. Mann
Paul E. Mann
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Robert Ainscow
Robert Ainscow
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

