Form 10-K
period 2023-12-31
ASP Isotopes Inc.
filed 2024-04-10
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

(202) 756-2245

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 2024 was approximately $119.2 million.

There were 48,923,276 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ASP Isotopes Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

•

the ability to recognize the anticipated benefits of acquisitions, including our acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction, the assets and intellectual property we acquired from Klydon Proprietary Ltd, and our investment in PET Labs Pharmaceuticals;

•	problems with the performance of the ASP technology or the Quantum Enrichment process in the enrichment of isotopes;

•	our dependence on a limited number of third-party suppliers for certain components;

•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;

•	our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the Quantum Enrichment process;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	our inability to compete effectively;

•	risks associated with the current economic environment;

•	risks associated with our international operations;

•	we are subject to credit counterparty risks;

•	geopolitical risk and changes in applicable laws or regulations;

•	our inability to adequately protect our technology infrastructure;

•	our inability to hire or retain skilled employees and the loss of any of our key personnel;

•	operational risk;

•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;

•	our inability to implement and maintain effective internal controls; and

•	other factors that are described in “Risk Factors,” beginning on page 23.

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

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the potential markets for certain isotopes, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

PART I

Item 1. Business

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). We have commissioned an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, which will be ready for production upon the final installation of essential components. We anticipate completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa in mid-2024. In addition, we have started planning additional isotope enrichment plants. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. In addition, we are considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market.

We are also developing Quantum Enrichment technology to produce enriched Ytterbium-176, Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses.

The aerodynamic separation technique has its origins in the South African uranium enrichment program in the 1980s, and the ASP technology has been developed during the last 18 years by the scientists at Klydon. In Klydon’s testing, the ASP technology has demonstrated efficacy and commercial scalability in enriching oxygen-18 and silicon-28. ASP Isotopes Inc. was incorporated in Delaware in September 2021 to acquire assets and license intellectual property rights related to the production of Mo-100 using the ASP technology. In January 2022, we also licensed intellectual property rights associated with the production of U-235 using the ASP technology. In July 2022, we licensed intellectual property rights related to the production of all isotopes using the ASP technology. In April 2023, we acquired certain intellectual property assets of Klydon.

We operate principally through subsidiaries: ASP Isotopes Guernsey Limited (the holding company of ASP Isotopes South Africa (Proprietary) Limited and Enlightened Isotopes (Pty) Ltd), which will be focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Mo-100, and Si-28). In September 2023, we formed a new subsidiary, Quantum Leap Energy LLC, which also has a subsidiary in the United Kingdom (Quantum Leap Energy Ltd), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6. ASP Isotopes UK Ltd is the owner of our technology. In addition, in the fourth quarter of 2023, we entered into a strategic relationship with Pet Labs Pharmaceuticals Proprietary Limited (PET Labs) by acquiring a 51% ownership stake in PET Labs. We anticipate this transaction will allow us to enter the downstream medical isotope production and distribution market.

Our corporate structure and ownership of our subsidiaries is set forth in the chart below:

Recent Events and Key Milestones

Offering of Convertible Notes of Quantum Leap Energy LLC

On February 29, 2024, our wholly owned subsidiary, Quantum Leap Energy LLC (“QLE”), entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with certain institutional and individual investors (collectively, the “Purchasers”), to issue and sell to the Purchasers convertible promissory notes of QLE (the “QLE Notes”) in an offering to non-U.S. persons outside of the United States under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).  The closing of the offering of QLE Notes occurred on March 7, 2024 and resulted in gross proceeds to QLE of approximately $20.5 million.  We intend to use the net proceeds from the QLE Notes offering for planning, development and construction of QLE’s laser enrichment production facilities and for other general corporate purposes.

We engaged Ocean Wall Limited (the “Placement Agent”) to act as QLE’s sole placement agent in connection with the offering of QLE Notes, pursuant to a placement agency agreement (the “Placement Agent Agreement”), dated as of February 29, 2024, between the Company, QLE and the Placement Agent.  Pursuant to the Placement Agent Agreement, QLE agreed to pay the Placement Agent a fee equal to 5.0% of the gross proceeds received by QLE from the sale of QLE Notes, which was paid 50% in cash and 50% in the form of a convertible promissory note in substantially the same form and with substantially the same terms as the QLE Notes.

In connection with the offering of QLE Notes, on February 29, 2024, QLE and the Purchasers entered into a registration rights agreement (the “Registration Rights Agreement”).  Under the Registration Rights Agreement, all units or shares of QLE common equity issuable upon conversion of the QLE Notes will be deemed “Registrable Securities.”  Under the Registration Rights Agreement holders of the QLE Notes have been granted certain long-form and short-form demand registration rights with respect to the Registrable Securities, including the right to demand an initial public offering (IPO) if QLE has not gone public within five years of the date of the agreement.  In addition, holders of the QLE Notes have been granted piggyback registration rights with respect to the Registrable Securities.  Certain cash penalties will apply to QLE in the event of registration failures, as described in the Registration Rights Agreement.

Intercompany Agreements between ASP Isotopes Inc. and Quantum Leap Energy LLC

In anticipation of the closing of the offering of QLE Notes, the Company: (1) caused ASP Isotopes UK Limited to enter into a License Agreement, dated as of February 16, 2024, among ASP Isotopes UK Limited, as licensor, and QLE and Quantum Leap Energy Limited (QLE’s UK subsidiary), as licensee, pursuant to which, among other things, the licensee has licensed from the Company the rights to technologies and methods used to separate Uranium-235 and Lithium-6 (including but not limited to the quantum enrichment and ASP technologies) in exchange for a royalty payment in the amount of 10% of QLE revenues (the “License Agreement”); (2) entered into an EPC Services Framework Agreement, dated as of February 16, 2024, with QLE, pursuant to which, among other things, the Company has agreed to provide services for the engineering, procurement and construction of one or more turnkey Uranium-235 and Lithium-6 enrichment facilities in locations to be identified by QLE and owned or leased by QLE, and to commission, start-up and test each such facility, in each case subject to the receipt of all applicable regulatory approvals, permits, licenses, authorizations, registrations, certificates, consents, orders, variances and similar rights (the “EPC Services Agreement”); and (3) effective as of February 16, 2024, assigned to QLE certain existing memoranda of understandings between the Company and certain small modular reactor companies.

Share Purchase Agreement relating to PET Labs

On October 31, 2023, we entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in the Republic of South Africa (the “Seller”), relating to the purchase and sale of ordinary shares in the issued share capital of Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in the Republic of South Africa (“PET Labs”). PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production.

Under the Purchase Agreement, we have agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and we have an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). We agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount $500,000 was paid on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. If we exercise our option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), we have agreed to pay an additional $2,200,000 for the Option Shares.

Company-Owned ASP Plants

In October 2021 and July 2022, we acquired two incomplete ASP plants in Pretoria, South Africa. In September 2021, we obtained the required licenses from the nuclear regulators, including the Non-proliferation Council of South Africa, to complete construction of the plants.  We have commissioned the isotope enrichment plant for the enrichment of C-14, which will be ready for production upon the final installation of essential components. We anticipate completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa in mid-2024. As of December 31, 2023, we employed 47 persons at this facility.

Supply Contracts

In July 2023, we entered into a supply agreement with a U.S. customer to supply a highly enriched metal. This contract has an annual sales value of $9 million, which we expect to realize during 2024. In September 2023, we received a prepayment of approximately $900,000 for this contract.

In July 2023, we entered into a Memorandum of Understanding (MOU) with a U.S. Small Modular Reactor company to supply HALEU. The MOU focused on formalizing a collaboration to develop a HALEU production facility with financial support from the customer.

In June 2023, we entered into a multi-year supply agreement with a Canadian Customer for the supply of Carbon-14, which will be produced from our facility that was completed in March 2023. The customer will supply carbon-14 in the form of carbon-dioxide gas. We will then convert the carbon dioxide gas into methane under a chemical converting contract entered in June 2023. We will then enrich the methane to greater than 85% C-14 under a tolling agreement, also entered in June 2023. Finally, we will convert the enriched methane back into enriched carbon dioxide under a chemical converting contract. The tolling agreement has a minimum “take or pay” amount of approximately $2.5 million per year, supported by a bank letter of guarantee. In September 2023, we entered into a Memorandum of Understanding (MOU) with the same customer to separate Deuterium and Tritium currently stored at nuclear sites within Canada. The timing and commercial implications of this MOU are subject to future agreement between the parties.

In November 2022, our wholly owned subsidiary, ASP Isotopes Guernsey Limited (“ASP Guernsey”), entered into an Amended Agreement with Klydon (Proprietary) Ltd (“Klydon”) related to a 25-year supply agreement for up to $27 million per annum of highly enriched Molybdenum-100 entered into by and between Klydon and Beijing BRICEM Science and Technology Co. Ltd. (“Bricem”) in August 2021 (the “August 2021 Purchase Agreement”). Under the Amended Agreement, Klydon assigned all of its rights under the August 2021 Purchase Agreement to ASP Guernsey.

Our Segments

As of December 31, 2023, we managed our operations as a single segment, specialist isotopes and related services.  Beginning in 2024, primarily as a result of the increased business activities of our subsidiary, Quantum Leap Energy LLC, we will have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services:

•	Nuclear Fuels. This segment is focused on research and development of technologies and methods used to produce high-assay low-enriched uranium (HALEU) and Lithium-6 for the advanced nuclear fuels target end market.

•	Specialist Isotopes and Related Services. This segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Mo-100 and Si-28) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs.

Our Strategy

Complete development and commissioning of our enrichment facilities in Pretoria, South Africa.

We intend to complete the development and construction of our second enrichment facility located in Pretoria, South Africa, in mid-2024. Our first facility, which will be ready for production upon the final installation of essential components, is designed to enrich light isotopes such as Carbon-14. The second facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Molybdenum-100 and Silicon-28.

In October 2021, we acquired physical assets, including equipment, of Molybdos (Pty) Limited (Molybdos) located at the plant after having been declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 (the Molybdos Business Rescue Auction). We licensed the ASP technology for the production of Mo-100 from Klydon. We subsequently entered into a turnkey contract with Klydon, pursuant to which Klydon agreed to provide us with a first commercial-scale isotope enrichment plant. The activities to be undertaken or performed by Klydon included taking control of the assets acquired by us in the Molybdos Business Rescue Auction; the design of an enrichment facility; the supply of required components, equipment, and labor; the installation, testing, and commissioning of the enrichment facility; securing all required approvals, regulatory authorizations and other required consents for the operation of the plant; providing training to local ASP Isotopes South Africa (Proprietary) Limited personnel to enable them to operate the plant going forward; and providing warranties in relation to the performance targets of the plant which are required to be met. Klydon was also responsible for liaising with the relevant South African authorities, including the South African Non-Proliferation Council, the Nuclear Suppliers Group, and International Atomic Energy Agency, to ensure that the enrichment plant complied with international laws and guidelines.

In July 2022, we acquired a pilot plant previously used by Klydon to enrich Silicon-28 up to an abundance of 96.6%. This enriched Silicon-28 was then used for experimental work in the solar and electronics industries. Since then we have been refurbishing and upgrading the facility to produce commercial quantities of Carbon-14. In June 2023, we entered into a tolling agreement with a North American customer for the entire capacity of this facility, under which we will supply the customer with C-14 enriched to 85%.

Demonstrate the capability to produce C-14, Mo-100, and Si-28 using the ASP technology and capitalize on the opportunity to solve many supply chain challenges that currently exist.

We intend to demonstrate the capability to produce C-14, Mo-100, and Si-28 at a scale that can support anticipated customer demand for all three isotopes.

Historically, Russia has been the sole supplier of C-14, which is used as a tracer in the development of new pharmaceuticals and agrochemicals. The supply chain has been inherently fragile with inconsistent service. Subject to the supply of feedstock from our customer, we intend to start the enrichment of C-14 during 2024.

Mo-100 as an alternative and potentially more convenient production route for Tc-99m used in nuclear medical diagnostic procedures. Mo-99’s decay product, technetium-99m (Tc-99m), is used in 80-85% of the world’s single-photon emission computed tomography (SPECT) procedures, which is used to diagnose heart disease and cancer, to study organ structure and function, and to perform other critical medical applications. We intend to offer our Mo-100 to customers who may convert Mo-100 into Mo-99 or directly into Tc-99m, and we believe that the use of Mo-100 in this way will be an attractive alternative route to the production of Tc-99m for several reasons.

•

Only a small number of major reactors located around the world (e.g., Australia, Belgium, the Netherlands, and South Africa) produce large-scale amounts of Mo-99. These reactors are taken off-line periodically for refueling and maintenance and go off-line on an unscheduled basis due to the need for extended repairs, which results in a global Mo-99 supply chain that is lengthy, complex, and prone to interruption and has experienced supply shortages. Customers that could use and stockpile Mo-100 due to its stable profile when compared to Mo-99 would not have to manage the periodic shortages and supply chain challenges related to Mo-99.

•

Mo-99 (a radioisotope with a 66-hour half-life) decays and loses activity in transit, so it must be moved through the supply chain quickly to minimize decay losses, and it cannot be stockpiled. Mo-100 (a stable isotope of molybdenum) will not decay in transit, so the supply chain would not depend on elapsed time from the production of Mo-100 to the delivery of a Tc-99m dose to a hospital or clinic.

•

Mo-99 (with decay product Tc-99m) must be shipped in shielded transport containers that comply with the regulatory requirements for the safe transport of radioactive material. Mo-100 is stable (non-radioactive) and, therefore, does not have the same handling and shipping requirements.

Isotopically enriched silicon is regarded as a promising material for semiconductor quantum information due to its very long coherence times and its compatibility with the readily available industrial platform. We believe that the ASP technology is ideally suited to the production of this isotope because it has the ability to enrich molecules of low molecular mass. Other electronic gasses that can likely be enriched using ASP Technology include disilane and germane.

Continue identifying potential offtake customers and strategic partners for our isotopes.

We have already seen significant interest from potential offtake customers for the isotopes that we intend to produce. In November 2022, we entered a 25-year supply agreement for highly enriched Mo-100 with BRICEM (Beijing Research Institute of Chemical Engineering Metallurgy). The contract has a value of up to $27.0 million per annum.  In July 2023, we entered into a supply agreement for a highly enriched metal with a U.S. customer. This contract has an annual sales value of $9 million. We have had or are currently in active dialogue with many other potential customers who could use the entire anticipated annual capacity of an initial plant. In June 2023, we entered into a tolling agreement with a Canadian customer for the entire capacity of our C-14 production facility.  We are currently in discussions with potential customers that have an interest in entering into long-term supply agreements for kilogram quantities of Si-28 and larger quantities of Xe-129, Ge 72, Ge-74, Zn-68, and Cl-37.

Demonstrate the capability to produce high-assay low-enriched uranium (HALEU) using Quantum Enrichment and meet anticipated demand for the new generation of HALEU-fueled small modular reactors and advanced reactor designs that are now under development for commercial and government uses.

We plan to begin research and development for the enrichment of uranium to demonstrate our capability to produce HALEU using Quantum Enrichment technology. We anticipate a future demand for HALEU for the new generation of HALEU-fueled small modular reactors (SMRs) and advanced reactor designs that are now under development for commercial and government uses. SMRs are viewed as being cheaper, safer, and more versatile than traditional large-scale nuclear reactors, and development of the new technology is receiving considerable funding from the U.S. Department of Energy, as well as from the governments of other countries. There is currently no commercial production of HALEU in the United States. We are currently conducting a feasibility study with respect to constructing an enrichment facility in either South Africa or the United Kingdom. We are currently in discussions with both the UK Atomic Energy Authority, UK Office of Nuclear Regulation (ONR), Nuclear Energy Corporation of South Africa (NECSA) as well as the South African Department of Mineral Resources and Energy (DMRE) pursuing an approval to conduct nuclear research in either of these countries. We would need to obtain approval from one of these regulatory bodies in order to proceed with our nuclear research. Alongside our talks with regulators, we are currently discussing with multiple counterparties involved in the SMR space to produce HALEU to further their research efforts and, later, their commercial endeavors.

Initiate the R&D efforts of the Quantum Enrichment Process via the Company’s subsidiary, Enlightened Isotopes, for the enrichment of Ytterbium 176

We anticipate furthering our commercial development of the Quantum Enrichment process through the development of enriching Ytterbium-176 for the medical oncology market. Enriched Ytterbium-176 can be irradiated to produce Lutetium-177, which has been identified for use in oncology, particularly in targeted radionuclide therapy (TRT). TRT is used in the treatment of various types of cancers, including neuroendocrine tumors, prostate cancer, and bone metastases, among others. There are 11 ongoing clinical trials studying Lutetium-177 PSMA-617 in patients with metastatic castration-resistant prostate cancer. We have obtained all necessary licenses within South Africa to proceed with the commercial development of this product.  We anticipate that this continued R&D and later clinical applicability will help to refine the Quantum Enrichment process for broader commercial applicability in the future.

Demonstrate the effectiveness and value in the use of Mo-100 and other stable isotopes in the downstream radiopharmacy market, after acquiring 51% ownership interest in PET Labs, the leading radiopharmacy in South Africa. This investment will address the radioisotope needs of South Africa as well as certain neighboring countries.

Under the terms of a Share Purchase Agreement, dated October 30, 2023, we acquired 51% of the issued share capital of Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in the Republic of South Africa (“PET Labs”). PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production. As a result of this transaction, we entered into the downstream radiopharmacy market that we intend to service in the future. This transaction will help provide the market with adequate proof of concept of the value of utilizing Mo-100 in downstream SPECT imaging procedures while providing supply chain stability to the region of South Africa and neighboring countries. We intend to expand PET Labs’ existing operations by adding two new cyclotrons to its service footprint, enabling the company to properly expand its other revenue generation mediums, which is anticipated to drive free cash flow to the company.

Our Strengths

ASP technology initially developed by Klydon and further developed by ASPI (S.Africa).

The aerodynamic separation technique has its origins in the South African uranium enrichment program in the 1980s, and the ASP technology has been developed during the last 18 years by the scientists at Klydon. To date, the scientists at Klydon have constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively. While the technology has not yet been used to enrich either Molybdenum or Uranium or heavier isotopes, we believe the success of the enrichment process for oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. If our research and development is successful (and subject to obtaining applicable regulatory approvals and appropriate licenses), we plan to commercialize many different isotopes produced using the ASP technology. To date, we have completed the construction of one isotope enrichment facility, but we have not yet produced any commercial quantities of isotopes and we have not yet demonstrated the ability to produce any isotope in commercial quantities using ASP technology.

Extensive R&D Experience in Aerodynamic Separation Technology and Processes.

Subject to successful research and development, our ASP technology has the potential to produce many different types of isotopes. Klydon has spent the last 18 years and tens of millions of dollars developing the aerodynamic separation technique used in the ASP technology, generating critical trade secrets. We believe our competitors lag behind us in terms of the technical expertise of our senior management and the know-how contained in the aerodynamic separation technique and will be unable to replicate the expected results of the ASP technology, even as we expect to continue to improve the existing technology and processes. Additionally, the high capital costs of development of proprietary technologies, significant lead times required to construct new enrichment facilities, as well as stringent regulatory and operating requirements applicable to enrichment facilities, adds to the significant barriers to entry for smaller competing market participants.

ASP technology is a flexible platform with the potential to produce many different isotopes that could serve a large addressable markets.

ASP technology is a flexible platform, compact in size and weight, and could be easily scaled to an industrial level with number of separation devices added in parallel. The ASP technology also has few moving parts, with low capital and operating costs in comparison to alternatives. The technology is particularly efficient at enriching isotopes of low atomic mass. We believe that, assuming receipt of required regulatory approvals and governmental permits, the ASP technology can be deployed quickly and with a relatively minimal capital cost, to enrich many different isotopes that we believe consumers require both today and in the future in end markets such as healthcare, technology and energy.

ASP technology is designed to be low cost, low energy, and environmentally friendly.

We recently completed the construction of our first isotope enrichment facility using ASP technology located in Pretoria, South Africa. The ASP technology is designed to be scalable, low cost, low energy, and environmentally friendly, with no radioactive waste or hazardous materials produced in the process and planned arrangements to reuse chemical by-products.

Experienced team

Our board of directors and advisers have specialized expertise in isotope enrichment, R&D, technology, plant development, and manufacturing. Dr. Einar Ronander, who serves as Chief Scientific Adviser to our board of directors, and Dr Hendrik Strydom, one of our directors, previously co-founded Klydon. The scientific team at Klydon combined has decades of experience in research and development of isotope enrichment and amassed deep knowledge in the field.

Our board of directors and our management team also have broad experience and successful track records in fusion technology and fusion materials, biopharmaceutical research, chemicals, manufacturing and commercialization, as well as in business, operations, and finance. Our board of directors’ and management team’s experience was gained at leading companies and financial institutions that include, Bear Stearns, Deutsche Bank, Highbridge Capital, Investec Bank, Morgan Stanley and Soros Fund Management.

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

There are 23 isotopes of Silicon, all of which have 14 protons and 14 neutrons but have between 8 and 30 neutrons. The table below shows a selection of those isotopes. Three isotopes are stable which have mass numbers of 28, 29 and 30 which have 14, 15 and 16 neutrons respectively. The other 20 isotopes are radioactive and decay with short half-lives and are therefore do not typically exist in naturally occurring silicon. In naturally occurring silicon, the isotope with atomic mass of 28 is usually the most abundant, typically accounting for approximately 92.22% of the material. The isotope with atomic mass of 29 typically accounts for 4.69% of the material and the isotope with atomic mass of 30 typically accounts for 3.09% of the material.

Molybdenum has 33 known isotopes, ranging in atomic mass from 83 to 115, as well as four metastable nuclear isomers. Seven isotopes occur naturally, with atomic masses of 92, 94, 95, 96, 97, 98, and 100. All unstable isotopes of molybdenum decay into isotopes of zirconium, niobium, technetium, and ruthenium.

Uranium is a naturally occurring radioactive element that has no stable isotope. It has two primordial isotopes, uranium-238 and uranium-235, which have long half-lives and are found in appreciable quantity in the Earth’s crust. The decay product, uranium-234 is also found. Other isotopes such as uranium-233 have been produced in breeder reactors. In addition to isotopes found in nature or nuclear reactors, many isotopes with far shorter half-lives have been produced, ranging from U-214 to U-242 (with the exception of U-220 and U-241). The standard atomic weight of natural uranium is 238.02891 with 99.27% of naturally occurring uranium being the isotope with an atomic mass of 238.

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

Diffusion

Often performed on gases, but also on liquids, the diffusion method relies on the fact that in thermal equilibrium, two isotopes with the same energy will have different average velocities. The lighter atoms (or the molecules containing them) will travel more quickly and be more likely to diffuse through a membrane. The difference in speeds is proportional to the square root of the mass ratio, so the amount of separation is small, and many cascaded stages are needed to obtain high purity. This method is expensive due to the work needed to push gas through a membrane and the many stages necessary.

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

Chemical Methods

Although isotopes of a single element are normally described as having the same chemical properties, this is not strictly true. In particular, reaction rates are very slightly affected by atomic mass. Techniques using this are most effective for light atoms such as hydrogen. Lighter isotopes tend to react or evaporate more quickly than heavy isotopes, allowing them to be separated. This is how heavy water is produced commercially.

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

The blue squares are simply suitable areas where streams can be split or mixed.

An ASP stage is characterized by functions of Y, the flow of isotope in its tails stream. The characteristics of interest are:

•	α(Y): the separation factor between the tails and product streams.

•	MY(Y): the molar mass of the tails stream.

•	MX(Y): the molar mass of the product stream.

•	P(Y): the stage’s power usage.

•	X(θ,Y): the flow of Zinc in the product stream, where θ = Y/(X+Y) is the cut defined in terms of isotope flows.

Note the following:

•	α is the ratio of the tails and product stream abundance ratios.

•	Y, X(θ,Y) and α(Y) describe the stage’s behaviour with regards to Zinc, while MY(Y) and MX(Y) defines its behaviour with regards to the carrier gas.

•	P, the stage’s power usage, depends on the ASP separator, but also on factors such as compressor efficiency, friction losses etc. It is therefore a partial function of stage design.

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

•	X is per definition a function of Y via θ as indicated.

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

ASP Technology In Use

To date, the scientists at Klydon have constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively,. We believe the success of the enrichment of oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. We are currently constructing two enrichment plants, which, if successful, will be able to produce a range of isotopes, including but not limited to C-14, Mo-100 and Si-28.

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

Technetium-99m (Tc-99m)–the most widely used radioisotope in Nuclear Imaging

Tc-99m is used in approximately 80 percent of all nuclear medicine procedures performed worldwide each year.

Tc-99m is a particularly useful imaging radionuclide because it:

•	Has a sufficiently long half-life (~6 hours) to be usable in nuclear medicine procedures.

•	Emits energetic gamma rays (140 kiloelectron volts [keV]) that can be detected efficiently with widely available camera technologies.

•	Provides low patient doses for some procedures because of its short half-life and lack of alpha or beta radiations.

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

Technetium generators are systems that store Mo-99 and allow its decay product, Tc-99m, to be recovered for use. Most technetium generators are designed to be used with high-specific-activity Mo-99 (>1,000 Ci/g) produced by U-235 fission. The generator consists of an alumina (Al2O3) column having the diameter of a large pencil along with associated filters and tubing for obtaining Tc-99m.

This apparatus is installed into radiation-shielded packages for shipment to Tc-99m suppliers. The generator includes both the package and its contained apparatus. Technetium generators can contain from 1 to 19 Ci of Mo-99, matched to address the needs and workloads of Tc-99m suppliers.

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

NNSA currently manages cooperative agreements with three U.S. companies, all developing diverse Mo-99 production technologies:

•	NorthStar Medical Radioisotopes, LLC (Beloit, Wisconsin)

o	Neutron capture technology using molybdenum-98 targets
o	Accelerator-based technology using molybdenum-100 targets

•	SHINE Technologies, LLC (Janesville, Wisconsin)

o	Accelerator with fission technology to produce Mo-99 with an LEU solution target

•	Niowave, Inc. (Lansing, Michigan)

o	Superconducting electron linear accelerator with fission technology to produce Mo-99 with LEU targets

Mo-100 as an Alternative Intermediate to Produce Mo-99 and Tc-99m

Mo-100 is a stable isotope of molybdenum. Naturally occurring molybdenum contains approximately 9.74% molybdenum-100. When highly enriched so that the Molybdenum contains >95% of the Mo-100 isotope, it can be used to produce either Mo-99 or Tc-99 via either photon-induced transmutation of Mo-100 into Mo-99 or via proton bombardment of Mo-100 into Tc-99m. The use of particle accelerators for the production of Mo-99 and direct production of Tc-99m has been studied extensively and the use of a particle accelerator conveys certain advantages and disadvantages. Accelerators produce ion beams and accelerate ions to higher energies by using oscillating electromagnetic fields. The accelerated particle beams have the capability of irradiating specific targets to produce Mo-99 and/or Tc-99m.

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

ASP Technology for Carbon-14 Enrichment

C-14 is a radioactive isotope of carbon with a half-life of 5,700 years that has a natural abundance of 1 part per trillion. The different isotopes of carbon do not differ appreciably in their chemical properties. This resemblance is used in chemical and biological research, in a technique called carbon labelling: carbon-14 atoms can be used to replace nonradioactive carbon, in order to trace chemical and biochemical reactions involving carbon atoms from any given organic compound.

Carbon-14  could be obtained from waste by-products in certain nuclear reactors.  In June 2023, we entered into a multi-year supply agreement with a Canadian Customer for the supply of Carbon-14, which will be produced from our facility that was completed in March 2023. The customer will supply carbon-14 in the form of carbon-dioxide gas. We will then convert the carbon dioxide gas into methane under a chemical converting contract entered in June 2023. We will then enrich the methane to greater than 85% C-14 under a tolling agreement, also entered in June 2023. Finally, we will convert the enriched methane back into enriched carbon dioxide under a chemical converting contract. The tolling agreement has a minimum “take or pay” amount of approximately $2.5 million per year, supported by a bank letter of guarantee. In September 2023, we entered into a Memorandum of Understanding (MOU) with the same customer to separate Deuterium and Tritium currently stored at nuclear sites within Canada. The timing and commercial implications of this MOU are subject to future agreement between the parties.

ASP Technology for Silicon-28 Enrichment

Si-28 is a stable isotope of silicon. Isotopically enriched Si-28 is regarded as an ideal host material for semiconducting quantum computing due to the lack of Si-29 nuclear spins.  The presence of Si-29 in concentrations above 500 parts per million (ppm) (0.05%) prevents effective performance.  The lower the concentration of Si-29, the better a silicon quantum processor will perform in terms of computational power, accuracy and reliability.  Unlike traditional centrifuges, which are suited to enriching gases with a high molecular mass, ASP Technology is highly suited to of enriching gases with a low molecular mass such as silane (SiH4).

Quantum computers are expected to be thousands or millions of times more powerful than the most advanced of today’s conventional computers, opening new frontiers and opportunities in many industries, including medicine, artificial intelligence, cybersecurity, global logistics and global financial systems.

Quantum Enrichment Technology for Uranium Enrichment

We believe our Quantum Enrichment technology is capable of enriching Uranium, which we may be able to commercialize as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

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

Separative work units(“SWU”) is  a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U-235 and depleted uranium having a lower percentage of U-235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be contained in LEU under this formula is referred to as its uranium or “feed” component. Currently, it is fairly common practice to purchase both the SWU and uranium components of LEU from the enrichment company. Therefore, LEU prices typically consist of three components: SWU, Conversion and uranium ore concentrate.

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

•

Enrichment. UF is enriched in a process that increases the concentration of the U isotope in the UF from its natural state of 0.711% up to 5%, or LEU, which is usable as a fuel for current light water commercial nuclear power reactors. Future commercial reactor designs may use uranium enriched up to 20% U-235, or HALEU.

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

In a letter to the DOE captioned “Updated Need for High-Assay Low Enriched Uranium” dated December 20, 2021, the NEI provided an estimate of what U.S. HALEU demand may be during the next 15 years by companies denoted A to J:

Estimated Annual Requirements for High Assay Low Enriched Uranium to 2035 (MTU/yr)

Company	A	B	C	D	E	F	G	H	I	J	Total	Cumulative
Year
2022	0.1	0.4					0.2		1.1	0.0	1.8	1.8
2023	0.1	3.1							4.4	0.1	7.7	9.5
2024	1.0	5.6	0.2	3.0			1.5		6.6	0.1	18.0	27.5
2025	1.0	3.8	0.4	3.0		5.0			11.0	1.6	25.8	53.3
2026	1.0	15.1		4.9		10.0	2.0	24.2	13.2	1.7	72.1	125.4
2027	1.0	26.5		7.9			4.0	24.2	13.2	1.9	78.7	204.1
2028	1.0	37.8		16.6		13.0	23.0	24.2	13.2	2.0	130.8	334.9
2029	1.0	26.3	1.8	30.5	17.0	18.0	14.0	24.2	16.5	2.4	151.7	486.6
2030	1.0	34.4	1.8	40.4	46.0	18.0	30.0	24.2	16.5	2.7	215.0	701.6
2031	23.0	42.5	6.2	53.0	29.0	22.0	33.0	24.2	16.5	2.9	252.3	954.0
2032	35.0	52.9	12.5	67.6	46.0	40.0	50.0	48.4	19.8	3.1	375.3	1329.2
2033	47.0	63.5	32.2	82.1	46.0	32.0	80.0	48.4	19.8	3.2	454.2	1783.4
2034	58.0	76.1	62.4	96.7	46.0	36.0	80.0	48.4	19.8	3.7	527.1	2310.5
2035	70.0	90.9	96.	112.4	91.0	29.0	50.0	48.4	22.0	4.1	613.8	2924.3

Notes:

•	The material needs listed above are in metric tons of uranium per year and are a small amount compared to the approximately 2000 MTU used annually by the existing fleet of reactors.

•	The material needs listed above include enrichments between 10.9% and 19.75% U-235.

•	The year the material is needed is for fuel fabrication. Insertion in the reactor and reactor operations will occur in a later year.

•	The material needs that are less than 1 MTU/year are for irradiation samples, lead test rods and lead test fuel assemblies.

•	The material needs represent a few scenarios

o	The deployment of an advanced fuel design for the existing fleet of light-water reactors.

o	The deployment of multiple reactors of the same design that will not require refueling for many years.

o	The deployment of reactors that have annual refueling requirements.

•	These reactors include a range of sizes from a few Megawatt electric to 100s of Megawatt electric.

•	The data above does not include utilities that are considering enrichment between 5% and 10%.

Quantum Enrichment Technology is ideally suited to the production of HALEU

We believe that we are in a very different position to many of the entrenched domestic and international enrichers. Our innovative isotope enrichment process has a number of advantages over traditional gas centrifuges and other novel approaches currently being explored by other companies: cheaper in Capex, faster in construction, more flexible in design and location.

We estimate that the capital cost of constructing Quantum Enrichment plant for uranium enrichment is approximately 75% cheaper than that of a traditional gas centrifuge enrichment facility. Our manufacturing plants are modular, so our construction time is likely faster and more flexible than competing technologies. Our enrichment facilities are smaller than traditional gas centrifuges which means we can place them near fuel fabrication facilities for enhanced security of production and transportation. Our operating costs of enriching uranium to 15.5% - 19.75% U-235 should be comparable to or cheaper than costs for other methods of uranium enrichment.

The table below represents management’s estimated comparison of the Quantum Enrichment process with a traditional gas centrifuge.

	Quantum Enrichment Plant	Gas Centrifuge
Separation mechanism	Enhanced resonant multiphoton ionization	Differential diffusion
Capital Cost per plant	<$100 million	>$800 million
Energy use (kWh) per SWU	<40	50-240
Construction time	2-3 years	2-3 years
Levelized cost per SWU*	<$50	$140

___________

*	for enrichment from 0.71% U235 to 5% U235

We are currently constructing a Ytterbium-176 enrichment facility using the Quantum Enrichment technology in Pretoria, South Africa.  We received a manufacturing permit for this facility from the South African Department of Mineral Resources and Energy (DMRE) during 3Q 2023. The construction of this plant will provide us with valuable experience in the construction of Quantum Enrichment facilities in the future. Many of the control systems, compressors, lasers and hardware used in a uranium enrichment facility would be similar to parts used in this ytterbium-176 enrichment facility.

We expect the construction of a Uranium Enrichment facility would take approximately 30 months and the production volume would gradually ramp up to the final capacity of 20 metric tons per year. Importantly, subject to licensure, we believe we can produce commercial quantities of HALEU by 2027 that would satisfy the anticipated demand from all the advanced reactor currently in development. We believe that we can supply HALEU at a price lower than the HALEU currently imported from international enrichers and considerably lower than any potential domestic supply that may evolve.

Intellectual Property

Our business will depend on the proprietary ASP technology that was developed by and originally licensed to us from Klydon. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. As we intend to transition into the commercialization of isotopes, we envision our intellectual property and its security becoming more vital to our future. Pursuing patent protection remains part of the intellectual property protection philosophy and strategy and the advisability of establishing provisional patent rights is continuously assessed on a case-by-case basis in respect of both conceptual aspects and the specific applications thereof. Such assessments are made in consultation with regulatory bodies and with due consideration to the prospects of successfully obtaining patent protection in light of any disclosure constraints that are imposed by such bodies.

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

Currently, the production, distribution or sale of Mo-100 or Zn-68 is not regulated by a healthcare regulator such as the Food and Drug Administration (FDA) in the USA, Health Canada in Canada, the European Medicines Agency in Europe and similar regulators in other countries. However, products that are produced from Mo-100 or Zn-68 (such as Mo-99 and Tc-99m in a linear accelerator or cyclotron and Ga-67 in a cyclotron) are regulated by healthcare regulators and our customers are required to operate under the licensure of these healthcare regulators. Currently, the production and use of Tc-99m from Mo-100 in a cyclotron is only approved in one country (Canada).

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

Employees

As of December 31, 2023, we employed 76 people on a full-time basis. Of the total employees, 6 employees are in research and development, 33 employees are in engineering, construction and manufacturing, 20 employees are in plant operations and 17 employees are in general management. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease five facilities in Pretoria, South Africa for production, research and development and offices. One lease is under automatic monthly extensions, another lease which expired on March 31, 2024 is now under automatic monthly extensions and the other three leases have terms that expire between March 30, 2026 and December 31, 2030. We believe that our existing facilities are adequate to meet our current needs.

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

•

Our business is tied directly to the nuclear medicine industry and depends on our ability to successfully introduce our Mo-100 and other medical isotopes to changing technology and a changing medical practice landscape.

•

Our business is dependent on our ability to recognize the anticipated benefits of acquisitions, including our acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction, the assets and intellectual property we acquired from Klydon Proprietary Ltd, and our investment in PET Labs Pharmaceuticals;

•

We currently have no sales attributable to isotopes, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues from sales of our future isotopes. Our operating results could be adversely affected by a reduction in business with our future significant customers.

•

We are still conducting research and development efforts for isotopes such as Mo-100, Zinc-68, Silicon-28, Xenon-129/136, Germanium-70/72/74 and Chlorine-37 using the ASP technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

•

We are awaiting the approvals necessary to conduct early research and development efforts for isotopes such as Uranium-235 utilizing the Quantum Enrichment process. The necessary approvals may take a significant amount of time and may never fail to materialize. As a result, we will not be able to enter into the nuclear energy space utilizing our technology.

•

Obtaining and maintaining our patent protection depends on compliance with various procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•

Since our listing on the Nasdaq Capital Market in November 2022, there has been only a limited prior public market for our Common Stock, the stock price of our Common Stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares quickly or at the market price if trading in shares of our common stock is not active.

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

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We have a very limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue attributable to sales of enriched isotopes or become profitable or, if we achieve profitability, we may not be able to sustain it.

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring the assets of Molybdos (after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000, which at the then current exchange rate was approximately $734,000) and in-licensing intellectual property rights related to the production of Molybdenum-100 (a non-radioactive isotope we believe may have applications primarily in the medical industry) and Uranium-235 (an isotope of uranium we believe may have application in the clean, efficient and carbon-free energy industry) using the ASP technology, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon. We have not yet built a manufacturing plant that is producing commercial quantities of isotopes or even demonstrated the ability to produce commercial quantities of isotopes using the ASP technology or quantum enrichment technology. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale, or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of Mo-100 that we may produce using the ASP process in the medical industry or the production of U-235 that we may produce using quantum enrichment. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date attributable to isotopes (and only limited revenues attributable to PET Labs), and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the years ended December 31, 2023 and 2022, we reported a net loss of $16.3 million and $4.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $23.8 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•	continue to invest in our research and development activities;

•	seek applicable regulatory approvals for any future isotopes that we may successfully develop;

•	experience any delays or encounter any issues with any of the above, including but not limited to failed research and development activities, safety issues, or other regulatory challenges;

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

We expect limited commercial activity for our isotopes in the United States during the next two to three years and we anticipate that most of our initial revenues from future sales of our Mo-100 will be derived from countries in Asia and EMEA (Europe, Middle East and Africa). To become and remain profitable, we must succeed in developing and eventually commercializing enriched isotopes that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing research and development activities relating to our ASP technology, obtaining applicable regulatory approval for future isotopes, if any, and manufacturing, marketing and selling any future isotopes (assuming receipt of applicable regulatory approvals). We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with chemical isotopes separation, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our future isotopes or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

The success of the company will depend in large part on the success of our management in integrating the acquired assets into the company. In October 2021, our subsidiary in South Africa acquired the assets of Molybdos after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000 (which at the then current exchange rate was approximately $734,000), plus value added tax (VAT) levied by the government of South Africa at the rate of 15% and auctioneers’ commission at the rate of 10%. In July 2022, we acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon located in Pretoria, South Africa for ZAR 6,000,000 (which at the then current exchange rate was approximately $364,000). In addition, in April 2023, we perfected our interest under the Acknowledgement of Debt Agreement, under which we acquired specific intellectual property from Klydon.   To date, we have completed the construction of one isotope enrichment facility, but we have not yet produced any commercial quantities of isotopes and we have not yet demonstrated the ability to produce any isotope in commercial quantities using ASP technology. We will not know whether the assets that we acquired will work according to our expectations until we have produced commercial quantities of isotopes at our enrichment facilities. Our failure to achieve the integration of the acquired assets into the company and to commercialize the assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

The acquisition of a controlling interest in Pet Labs Pharmaceuticals may fail to result in anticipated benefits but has involved significant investment of financial and other resources.

In October 2023, we entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in South Africa, to purchase 51% of the ordinary shares (the “initial shares”) in Nucleonics’ wholly-owned subsidiary, Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production.  We agreed to pay a total of $2,000,000 for the initial shares in two installments. The first installment of $500,000 was paid in November 2023. The remaining balance of $1,500,000 is due upon demand any time after October 31, 2024 and is expected to be paid in November 2024.  In addition, we have an option to purchase the remaining 49% of the ordinary shares (the “option shares”).  If we exercise our option to purchase the option shares (which option is exercisable until January 31, 2027, provided that the initial shares have been paid for in full), we have agreed to pay $2,200,000 for the option shares.

Acquisitions generally create risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, this acquisition involves substantial investment of funds. This acquisition may not be successful in generating material revenue, income or other returns, and any resources we committed will not be available to us for other purposes. Our inability to take advantage of growth opportunities or address risks associated with this acquisition and investment may negatively affect our operating results.  This acquisition may not result in its anticipated benefits, and we may not be able to properly integrate the business with our future products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of this acquisition.

We currently have no sales attributable to enriched isotopes, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues. Our operating results could be adversely affected by a reduction in business with our future significant customers.

We currently have no sales attributable to enriched isotopes. However, we expect to rely on a limited number of customers to purchase any isotopes that we produce using the ASP technology or quantum enrichment under long-term contracts. Our future key customers may stop ordering our isotopes at any time or may become bankrupt or otherwise unable to pay. The loss of any of our future key customers could result in lower revenues than we anticipate and could harm our business, financial condition or results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We generated an accumulated deficit totaling approximately $23.8 million through December 31, 2023. As of December 31, 2023, we had approximately $7.9 million in cash. Prior to our acquisition of 51% of PET Labs Pharmaceuticals, we had yet to generate any revenues, and we anticipate that our losses will continue for the foreseeable future. We cannot assure you that our plans to commercialize enriched isotopes that we may produce will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Unless we can begin to generate material revenue from production and sale of enriched isotopes or raise capital from equity offerings, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue our research and development activities, seek applicable regulatory approvals for any future isotopes that we may successfully develop, and expand our organization by hiring additional personnel. In addition, we expect to continue incurring significant costs associated with operating as a public company.

As of December 31, 2023, our cash was approximately $7.9 million. Subsequent to the end of 2023, in March 2024, QLE sold unsecured promissory notes for aggregate cash consideration of approximately $20.5 million. In addition, in April 2024, the Company received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants. We believe, based on our current operating plan, that the net proceeds from our IPO, private placements completed in March 2023, October 2023, promissory notes issued in March 2024, and the exercise of warrants in April 2024 together with our existing cash and cash equivalents, will not be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued. Therefore, we may need to seek additional funds through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additionally, as a result of severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

We are subject to credit counterparty risk which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Company maintains cash balances at many financial institutions in multiple geographies. While the majority of cash balances are currently held in USD at U.S. financial institutions, our cash balances at those institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Our non-US banking counterparties might not have protections offered to their customers that are considered standard in the U.S. and even if such deposit insurances do exist, there is no guarantee that the insurer will honor those insurance policies. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. Any credit losses that may occur could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks Related to the Development and Commercialization of Our Future Isotopes

We are early in our research and development efforts for isotopes using the ASP technology and the quantum enrichment process. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

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

We depend upon a limited number of third-party suppliers for certain components required to construct the centrifuges and other equipment for the enrichment plants that are being constructed in South Africa. To date, we have been able to obtain the required components for our centrifuges without any significant delays or interruptions, except for certain delays related to COVID-19. If we lose any of these suppliers, we may be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs, and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay completion of the enrichment plant in South Africa, which could adversely affect our ability to execute our strategic plan and development programs in the expected timeframe.

Development activities at our facility in South Africa could be disrupted for a variety of reasons, which could prevent us from completing our development activities.

A disruption in development activities at our facility in South Africa could have a material adverse effect on our business. Disruptions could occur for many reasons, including power outages, fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, public health crises, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.  South Africa struggles with limited electricity supply and regions of the country regularly undergo load-shedding, during which electricity is not available.  This uncertain supply of electricity could impact our ability to operate and produce commercial products and could negatively affect the financial position of the Company.

Risks associated with the development of ASP technology for enrichment of isotopes could cause substantial delays in production of our future isotopes.

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

We intend to accelerate the development of our enriched uranium program by selectively collaborating with energy companies in the United States. We intend to retain significant technology, economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and negotiations are difficult and time-consuming. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

If the market opportunities for our future enriched isotopes are smaller than we estimate (even assuming receipt of any required regulatory approval), our business may suffer.

We are currently focused on producing enriched isotopes using our ASP technology to meet critical needs in society. We also plan to research the production of enriched uranium using quantum enrichment to meet the future needs of developers of U.S. advanced reactor technologies requiring HALEU. Our projections of the potential markets are based on estimates that have been derived from a variety of sources, including scientific literature and market research, and which may prove to be incorrect. We must be able to successfully acquire a significant market share in our potential markets to achieve profitability and growth. Customers may become difficult to gain access to, which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others discovering, developing or commercializing enriched isotopes before or more successfully than us.

The development and commercialization of radioisotopes and chemical elements is highly competitive. We face competition with respect to all the enriched isotopes that we may produce using our ASP technology from established biotechnology and nuclear medicine technology companies and will face competition with respect to enriched uranium that we may seek to develop or commercialize in the future from innovative technology and energy companies. There are a number of large biotechnology and nuclear medicine technology companies that currently market and sell radioisotopes to radiopharmacies, hospitals, clinics and others in the medical community (Mo-99 is the active ingredient for Tc-99m-based radiopharmaceuticals used in nuclear medicine procedures). There are also a number of technology and energy companies that are currently seeking to develop HALEU. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if the isotopes that we may produce using the ASP technology for the medical industry, or the radioisotopes that we expect our future customers to produce using the stable isotopes that we plan to offer, receives regulatory approval, the isotopes may fail to gain sufficient market acceptance by radiopharmacies, hospitals, clinics and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of isotopes that we may produce using the ASP technology, or the radioisotopes that our future customers may produce, will depend on a number of factors, including but not limited to:

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

Our efforts to educate radiopharmacies, hospitals, clinics and others in the medical community on the benefits of our isotopes that we may produce using the ASP technology may require significant resources and may never be successful.

Because we expect sales of isotopes that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to generate substantially all of our revenues for the foreseeable future, the failure of these isotopes that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to find market acceptance would harm our business and could require us to seek additional financing.

We currently have no marketing and sales organization for our future isotopes and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities for our future isotopes, nor have we commercialized any isotopes. If the isotopes that we may produce using our ASP technology gains market acceptance and our customers receive regulatory approval for the isotopes they produce, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize such product in the markets that we target, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We currently plan to independently commercialize the isotopes that we may produce using our ASP technology (assuming receipt of applicable regulatory approvals) in the United States by establishing a focused sales force and marketing infrastructure. We may opportunistically seek additional strategic collaborations to maximize the commercial opportunities for our medical isotopes business outside of the United States. We have no prior experience as a company in the marketing, sale and distribution of isotopes and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our isotopes, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any isotopes that we may produce.

We face an inherent risk of product liability exposure if we commercialize any isotopes that we may produce. If we cannot successfully defend ourselves against claims that any such isotopes caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any isotopes that we may produce;

•	loss of revenue;

•	substantial monetary awards to patients;

•	significant time and costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	initiation of investigations by regulators;

•	the inability to commercialize any isotopes that we may produce;

•	injury to our reputation and significant negative media attention; and

•	a decline in our share price.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In South Africa, our isotope enrichment facilities are heavily regulated. South Africa is a signatory to the International Atomic Energy Agency (“IAEA”) conventions and has adopted safety standards from the IAEA. The design, construction and operation of the isotope enrichment plants are highly regulated and require government licenses, approvals and permits, and may be subject to the imposition of conditions. In some cases, these licenses, approvals and permits entail periodic review and inspections. While we and Klydon have received all licenses, approvals and permits required to build and operate our isotope enrichment facilities in South Africa, we cannot predict whether the conditions associated with such licenses, approvals and permits will be maintained. For example, each of Klydon and ASP Isotopes South Africa (Proprietary) Limited has received from the South African Council for The Non-Proliferation of Weapons of Mass Destruction (1) a registration certificate (which are valid for two years from the date of issuance) and (2) a Manufacturing and Services Permit. The permits provide that the Non-Proliferation Secretariat will conduct at least two industry visits in June and November (or as arranged) of every year. Each of the permits includes numerous conditions, including, for example, the obligation to keep the Council updated or informed on all separation projects at all times and at least through biannual declarations, which must be done through correspondence to the Council at the end of April and September every year. The permit issued to ASP Isotopes South Africa (Proprietary) Limited includes additional specific information requirements related to (i) the progress on the design and construction of the isotope separation plant, (ii) the progress on the manufacturing of isotope separation elements, and (iii) the commissioning of the plant. Each of the permits further provides that (i) any potential export of controlled goods and technology should be requested at an early stage through a Provisional Export Guidance Request, (ii) all isotope separation applications remain controlled regardless of the isotope atomic mass and will be dealt with on a case-by-case basis, and (iii) any ultimate transfer of these controlled goods and technology will be subject to the issuance of a permit by the Council as required in terms of the Non-Proliferation Act and related Government Notices and Regulations.

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

Our research and development of isotope enrichment is dedicated not only to producing enriched isotopes for use in nuclear medical diagnostic procedures and concentrating uranium in the isotope uranium-235 for use in nuclear energy, but also to safeguarding any information with broad, dual-use potential that could be inappropriately applied. Enrichment is among the most sensitive nuclear technologies because it can produce weapon-grade materials. The ASP technology and the Quantum Enrichment technology may be considered dual use and could be subject to export control, for example, under the Wassenaar Arrangement.

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

Our success and competitiveness depend, in significant part, on our ability to protect our intellectual property rights, including the ASP technology and the Quantum Enrichment technology and certain other practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining processes used in the development of our future isotopes. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means.

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

Our ASP technology may be found to infringe third-party intellectual property rights.

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

In addition, in an infringement proceeding, a court or tribunal may decide that our asserted intellectual property is not valid or is unenforceable. An adverse determination in any litigation, arbitration or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. If our intellectual property rights are found to be invalid or unenforceable (in whole or in part), our ability to commercialize our future isotopes would suffer and our business, results of operations and financial condition may be adversely affected.

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

35

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

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other technology companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

As of December 31, 2023, we employed 76 people on a full-time basis, 69 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our operations are subject to foreign currency fluctuations. Our current operating expenses are primarily transacted in U.S. dollars, while our current revenues and some of our cash balances and expenses are measured in other currencies. As our business expands internationally, the U.S. dollar may or may not be our primary current for operating expenses.  Any strengthening or weakening of the U.S. dollar in relation to the currencies of other countries or vice versa can have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our Common Stock or what the market price of our Common Stock will be and as a result it may be difficult for you to sell your shares of our Common Stock.

Prior to our IPO in November of 2022, there was no public market for shares of our Common Stock. Although our Common Stock is listed on the Nasdaq Capital Market (Nasdaq), only a limited trading market for our shares has developed, and an active market may never develop or if developed be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our Common Stock is not active.  Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our Common Stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	adverse results or delays in our development activities;

•	adverse regulatory decisions, including failure to receive regulatory approval for our future isotopes;

•	changes in laws or regulations applicable to our future isotopes, including but not limited to requirements for approvals;

•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;

•	our inability to obtain adequate product supply for any future isotope or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our future isotopes;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our future isotopes;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	issuances of debt or equity securities;

•	sales of our Common Stock by us or our stockholders in the future or the perception that such sales may occur;

•	trading volume of our Common Stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions, including military conflict or the COVID-19 pandemic; and

•	other events or factors, many of which are beyond our control.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 43.3% of our Common Stock as of December 31, 2023. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

As of April 1, 2024, we had a total of 48,923,276 shares of Common Stock outstanding.  If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline.

Of our outstanding Common Stock, the shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, 3,254,606 shares of Common Stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Common Stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline. Any sales of securities by our stockholders could have a material adverse effect on the trading price of our Common Stock.

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

Delaware law and provisions in our certificate of incorporation and bylaws, as amended, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Provisions of certificate of incorporation and bylaws as amended may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	provide that our board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then-outstanding shares of the capital stock entitled to vote generally in the election of directors, voting together as a single class;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•	provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•	provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under state, statutory and common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (v) any action governed by the internal affairs doctrine, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (Securities Act), including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

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

These and other provisions in our certificate of incorporation and bylaws, as amended, and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

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

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

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

We became a public company in November of 2022, and as a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our Common Stock was listed on the Nasdaq Stock Exchange on November 10, 2022. Prior to listing, we were a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual report. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

In the course of preparing the financial statements that are included in this Annual Report on Form 10-K, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of formal control documentation and consistent execution of control procedures, and the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because, prior to our IPO, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, finance and information technology resources or consultants with public company experience.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2023 nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. Our most sensitive data is stored in offline air-gapped devices.  We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.  Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third party service providers in the near term to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described under the heading “Cybersecurity Risk Management and Strategy” above.

Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the audit committee of our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties

As of December 31, 2023, we lease five facilities in Pretoria, South Africa for office, production and laboratory space.

One lease commenced in October 2021 with the initial term set to expire in December 2030. This space is used for office, production and laboratory activities.

The second lease commenced in April 2023 with the initial term expired in March 2024.  The Company plans to remain in this space under the monthly renewal terms of the agreement. This space is used for production and laboratory activities.

The third lease commenced in November 2023 with the initial term set to expire in October 2026.  This space is used for laboratory activities.

The fourth lease commenced with our acquisition of PET Labs Pharmaceuticals in October 2023 and has an initial term set to expire in March 2026 with automatic monthly extensions thereafter.  This space is used for office and production activities.

The fifth lease commenced with our acquisition of PET Labs Pharmaceuticals in October 2023 and had an initial term which expired in December 2023 with automatic monthly extensions thereafter.  This space is used for production activities.

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

As of April 8, 2024, we had 30 record holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

None.

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

Through December 31, 2023, we have used all of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on November 14, 2022, or our IPO prospectus.  There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 6. [Reserved]

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

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). We have commissioned an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, which will be ready for production upon the final installation of essential components. We anticipate completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa in mid-2024. In addition, we have started planning additional isotope enrichment plants. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. In addition, we are considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market.

We are also developing Quantum Enrichment technology to produce enriched Ytterbium-176, Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU- fueled small modular reactors that are now under development for commercial and government uses.

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

In October 2023, the Company entered into Securities Purchase Agreements with certain institutional and other accredited investors and certain directors of the Company to issue and sell an aggregate of 9,952,510 shares of the Company’s common stock, for aggregate cash consideration of $9,129,461, as follows: (i) 8,459,093 shares to investors at a purchase price per share of $0.9105, (ii) 1,190,239 shares to investors at a purchase price per share of $0.9548, and (iii) 303,178 shares to directors at a purchase price per share of $0.96. The Company incurred issuance costs equivalent to 5% of the gross proceeds from new investors which was settled in stock through the issuance of 472,582 shares to the placement agent and additional cash issuance costs totaling $57,083.

Acquisition of 51% of PET Labs Pharmaceuticals

In October 2023, the Company entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in South Africa, to purchase 51% of the ordinary shares in Nucleonics’ wholly-owned subsidiary, Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production.

Per the Share Purchase Agreement, the Company has agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. The remaining balance of $1,500,000 is due upon demand any time after October 31, 2024 and is expected to be paid in November 2024.

In March 2024, the Company’s wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter.  The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In April 2024, the Company received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants.

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

Lease for Molybdenum Processing Plant. On October 12, 2021, ASP South Africa entered into an agreement of lease with the landlord of the facility located at 33 Eland Street, Koedoespoort Industrial, Pretoria where we operate our Molybdenum processing plant where gaseous Molybdenum compound will be treated (which process comprises several stages of compression and expansion during which the product is purified). The term of the lease ends on December 31, 2030.

Lease for additional production space. On April 1, 2023, ASP South Africa entered into an agreement of lease with the landlord of facility located in Pretoria where we plan to perform production activities. The initial term of the lease ended on March 31, 2024. The Company intends to maintain the monthly extensions allowed in the lease.

Lease for additional laboratory space. On November 1, 2023, ASP South Africa entered into an agreement of lease with the landlord of the facility located in Pretoria where we perform research and development activities. The term of the lease ends on October 30, 2026.

Lease for PET Labs Pharmaceutical operations. Commencing with our acquisition of PET Labs Pharmaceuticals in October 2023, this facility has an initial term set to expire in March 2026 with automatic monthly extensions thereafter. This space is used for office and production activities.

Lease for additional PET Labs Pharmaceutical operations. Commencing with our acquisition of PET Labs Pharmaceuticals in October 2023, this facility had an initial term which expired in December 2023 and is currently under automatic monthly extensions.  This space is used for production activities.

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

Components of Results of Operations

Revenue

Effective with the acquisition of 51% of PET Labs Pharmaceuticals, the Company recognizes revenue from the sale of nuclear medical doses for PET scanning.

Cost of Goods Sold

Cost of goods sold associated with the sale of nuclear medical doses for PET scanning consist of labor, delivery and materials.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) selling, general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the development activities for our future isotopes.

Direct costs include:

•	external research and development expenses; and

•	costs related to designing the development processes of isotope production.

Indirect costs include:

•	personnel-related costs, which include salaries, payroll taxes, employee benefits, and other employee-related costs, including stock-based compensation, for personnel engaged in research and development functions; and

•	facilities and other various expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs, which include salaries, payroll taxes, employee benefits, and other employee-related costs, including stock-based compensation, for personnel in executive, sales, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services and facility-related costs.

We expect that our ongoing selling, general and administrative expenses will increase substantially for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company and in building our internal resources. These increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs associated with operating as a public company.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$433,026	$-
Cost of goods sold	294,056	-
Gross margin	138,970	-

Operating expenses:
Research and development	764,581	1,273,536
Selling, general and administrative	15,416,388	3,825,512
Total operating expenses	16,180,969	5,099,048
Other (expense) income:
Foreign exchange transaction gain	45,753	-
Change in fair value of share liability	(194,540)	150,527
Interest expense	(118,547)	-
Interest income	9,074	3,382
Total other (expense) income	(258,260)	153,909
Loss before income tax expense	$(16,300,259)	$(4,945,139)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs Pharmaceuticals, the Company has recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023.  In addition, the Company has recognized the related cost of goods sold, operating expenses and other income and expenses for the same period.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Direct costs:
Mo-100	$-	$6,645
Indirect costs:
Personnel-related costs	495,034	429,270
License fees	-	495,503
Consulting, facility and other expenses	269,547	342,118
Total research and development expenses	$764,581	$1,273,536

Research and development expenses were $764,581 for the year ended December 31, 2023. These expenses include $495,034 of personnel-related costs, including $364,924 in stock-based compensation, and $269,547 in consulting, facility and other expenses.

Research and development expenses were $1,273,536 for the year ended December 31, 2022. These expenses include $6,645 in consulting expenses related to advancing development activities for Mo-100, $429,270 of personnel-related costs, including $201,270 in stock-based compensation, $495,503 in license fees and $342,118 in consulting, facility and other expenses.

The increase in stock-based compensation is due to a full year of expense in 2023 versus a partial year in 2022 since a majority of the awards were made in the second half of 2022.  The decrease in consulting, facility and other expenses is mainly due to lower consulting costs in 2023 as the Company focused its activities in 2023 on completing the construction of the plant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,416,388 for the year ended December 31, 2023. These expenses include $10,422,994 of personnel-related costs, including $8,378,875 in stock-based compensation, $2,747,486 of professional services and legal related fees and $2,245,909 in facility and other corporate expenses.

Selling, general and administrative expenses were $3,825,512 for the year ended December 31, 2022. These expenses include $560,789 of personnel-related costs, $1,798,043 in stock-based compensation, $1,010,187 of professional services and legal related fees and $456,493 in facility and other corporate expenses.

The increase in stock-based compensation is due to a full year of expense in 2023 versus a partial year in 2022 since a majority of the awards were made in the second half of 2022.  The increase in professional services and legal related fees and in facility and other expenses is mainly due to increased costs related to being a public entity and the expansion of our operations in 2023.

Other Income and Expense

Other expense for the year ended December 31, 2023 was $258,260, which includes a $194,540 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants and interest expense of $118,547.

Other income for the year ended December 31, 2022 was $153,909, which includes a $150,527 change in the fair value of the share liability related to the shares issuable to a placement agent.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO. On March 7, 2024, the Company’s wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter.  The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualified public transaction at 80% of the share price taking into consideration a valuation cap. On April 9, 2024, the Company received approximately $5,500,000 from the issuance of 3,164,557 shares of common stock upon the exercise of warrants.

As of December 31, 2023, we had cash of $7.9 million. We do not have any isotopes approved for sale, we have not generated any revenue from the sale of isotopes, and our ability to generate product revenue from the sale of isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future isotopes.

Effective with the acquisition of 51% of PET Labs Pharmaceuticals on October 31, 2023, we have begun to recognize revenue from the sale of nuclear medical doses for PET scanning in South Africa.  Our ability to generate product revenue from the sale of nuclear medical doses for PET scanning sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash, will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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

•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

•	the costs of obtaining, expanding, maintaining and enforcing our patent and other intellectual property rights; and

•	costs associated with any products or technologies that we may in-license or acquire.

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

Expansion of the production and distribution of nuclear medical doses for PET scanning is a time-consuming, expensive and uncertain process that may take years to complete.  As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of future nuclear medical doses for PET scanning.

Until such time as we can generate significant revenue from sales of our future isotopes or nuclear medical doses for PET scanning, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future isotopes, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our future isotopes even if we would otherwise prefer to develop and market such isotopes ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,412,392)	$(2,939,893)
Investing activities	(2,453,191)	(4,473,164)
Financing activities	13,385,491	6,641,052
Net increase (decrease) in cash and cash equivalents	$5,519,908	$(772,005)

Operating Activities

Net cash used in operating activities was $5,412,392 for the year ended December 31, 2023 and was primarily due to our net loss of $16,294,126, adjusted for stock-based compensation expense of $8,743,799, amortization of right-of-use asset of $104,528, issuance of common stock to a consultant with a fair value of $669,700, change in fair value of share liability of $194,540, and a $1,176,383 change in our operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities was $2,453,191 for the year ended December 31, 2023 and was comprised of the purchase of machinery and equipment and construction in progress totaling $2,331,343 and $121,848 for the acquisition of PET Labs net of cash acquired.

Net cash used in investing activities was $4,473,164 for the year ended December 31, 2022 and was comprised of construction in progress.

Financing Activities

Net cash provided by financing activities was $13,385,491 for the year ended December 31, 2023 and was comprised primarily of net proceeds of $13,566,022 from the sale and issuance of 13,117,067 shares of our common stock.

Net cash provided by financing activities was $6,641,052 for the year ended December 31, 2022 and was comprised primarily of net proceeds of $3,790,504 from the sale and issuance of 1,250,000 shares of our common stock in our IPO, net proceeds of $2,863,595 from the sale and issuance of 1,559,780 shares of our common stock prior to our IPO and the repayment of notes payable of $13,046.

Contractual Obligations and Commitments

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.  We also lease additional space on a short term basis in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $12,000 with an initial term that expired on March 31, 2024 and the Company is continuing to occupy that space under the monthly extensions. We also lease additional space in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $2,000 with a term expiring on October 30, 2026.

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $28,000 with a term expiring on March 30. 2026 with automatic monthly extension afterwards. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

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

Critical Accounting Policies and Significant Judgments and Estimates

See Note 2 to our consolidated financial statements which discusses new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2023 and 2022, our cash consists of cash in readily available checking accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of December 31, 2023 and 2022, we had no bank debt outstanding and are therefore not exposed to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

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

Item 8. Financial Statements and Supplementary Data

ASP Isotopes Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ASP Isotopes Inc

Opinion on the Financial Statements

 We have audited the accompanying consolidated balance sheets of ASP Isotopes Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

April 10, 2024

ASP Isotopes Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash	$7,908,181	$2,389,140
Accounts receivable	216,504	—
Receivable from noncontrolling interests	721,548	—
Prepaid expenses and other current assets	1,664,023	913,005
Total current assets	10,510,256	3,302,145
Property and equipment, net	10,712,839	8,200,595
Operating lease right-of-use assets, net	1,258,701	853,889
Goodwill	3,267,103	—
Other noncurrent assets	1,793,014	139,636
Total assets	$27,541,913	$12,496,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,111,819	$1,354,903
Accrued expenses	1,311,245	361,246
Notes payable	470,396	33,854
Finance lease liabilities – current	61,941	—
Operating lease liabilities – current	336,564	45,903
Deferred revenue	882,000	—
Other current liabilities	1,500,000	—
Share liability	—	140,455
Total current liabilities	5,673,965	1,936,361
Deferred tax liabilities	110,578	—
Finance lease liabilities – noncurrent	207,092	—
Operating lease liabilities – noncurrent	1,066,647	742,443
Other liabilities	1,653,000	—
Total liabilities	8,711,282	2,678,804
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 48,923,276 and 35,907,127 shares issued and outstanding as of December 31, 2023 and 2022, respectively	489,233	359,071
Additional paid-in capital	40,567,003	16,756,426
Accumulated deficit	(23,839,300)	(7,553,066)
Accumulated other comprehensive (loss) income	(920,982)	255,030
Total ASP Isotopes stockholders’ equity	16,295,954	9,817,461
Noncontrolling interests	2,534,677	—
Total stockholders’ equity	18,830,631	9,817,461
Total liabilities and stockholders’ equity	$27,541,913	$12,496,265

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenue	$433,026	$-
Cost of goods sold	294,056	-
Gross profit	138,970	-
Operating expenses:
Research and development	764,581	1,273,536
Selling, general and administrative	15,416,388	3,825,512
Total operating expenses	16,180,969	5,099,048
Loss from operations	(16,041,999)	(5,099,048)
Other income (expense):
Foreign exchange transaction gain	45,753	-
Change in fair value of share liability	(194,540)	150,527
Interest income	9,074	3,382
Interest expense	(118,547)	-
Total other (expense) income	(258,260)	153,909
Loss before income tax expense	(16,300,259)	(4,945,139)
Income tax provision	6,133	-
Net loss before allocation to noncontrolling interests	(16,294,126)	(4,945,139)
Less: Net loss attributable to noncontrolling interests	(7,892)	-
Net loss attributable to ASP Isotopes Inc. shareholders	$(16,286,234)	$(4,945,139)
Net loss per share attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.49)	$(0.18)
Weighted average shares of common stock outstanding, basic and diluted	33,066,708	26,793,748

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(16,294,126)	$(4,945,139)
Foreign currency translation	(1,176,012)	236,307
Total comprehensive loss before allocation to noncontrolling interests	(17,470,138)	(4,708,832)
Less: Comprehensive loss attributable to noncontrolling interests	27,255	-
Comprehensive loss attributable to ASP Isotopes Inc.	$(17,497,393)	$(4,708,832)

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2021	20,652,500	$206,525	$8,380,343	$18,723	$(2,607,927)	$—	$5,997,664

Issuance of common stock, net of issuance costs of $380,747	1,559,780	15,598	2,723,214	—	—	—	2,738,812
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,209,496	1,250,000	12,500	3,778,004	—	—	—	3,790,504
Issuance of common stock upon exercise of warrants	7,194,847	71,948	(71,948)	—	—	—	—
Issuance of restricted shares	5,250,000	52,500	(52,500)	—	—	—	—
Stock-based compensation	—	—	1,999,313	—	—	—	1,999,313
Foreign currency translation	—	—	—	236,307	—	—	236,307
Net loss	—	—	—	—	(4,945,139)	—	(4,945,139)
Balance as of December 31, 2022	35,907,127	359,071	16,756,426	255,030	(7,553,066)	—	9,817,461

Issuance of common stock, net of issuance costs of $563,473	13,117,067	131,171	13,434,851	—	—	—	13,566,022
Issuance of common stock for non-cash issuance costs	472,582	4,726	(4,726)	—	—	—	—
Issuance of common stock to settle share liability	150,000	1,500	226,500				228,000
Settlement of liability with related parties	—	—	626,223	—	—	—	626,223
Settlement of liability with consultants	519,750	5,198	771,497	—	—	—	776,695
Cancellation of common stock received in exchange for issuance of convertible preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	—	—	—	—
Issuance of restricted shares	1,756,750	17,567	(17,567)	—	—	—	—
Stock-based compensation	—	—	8,743,799	—	—	—	8,743,799
Noncontrolling interest in ASP Rentals	—	—	—	—	—	721,548	721,548
Acquisition of PET Labs	—	—	—	—	—	1,821,021	1,821,021
Foreign currency translation	—	—	—	(1,176,012)	—	—	(1,176,012)
Net loss	—	—	—	—	(16,286,234)	(7,892)	(16,294,126)
Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from Operating activities
Net loss	$(16,294,126)	$(4,945,139)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign exchange transaction gain from intercompany	(44,649)	-
Depreciation	37,433	-
Stock-based compensation	8,743,799	1,999,313
Issuance of common stock to consultant	669,700	50,000
Change in fair value of share liability	194,540	(150,527)
Change in right-of-use lease assets	104,528	72,570
Change in deferred tax liability	16,655	-
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	237,952	-
Prepaid expenses and other current assets	(546,097)	(671,924)
Other noncurrent assets	(59,324)	(146,435)
Accounts payable	(224,598)	570,600
Accrued expenses	873,705	319,048
Operating lease liability	(85,775)	(37,399)
Tax liability current	(22,787)	-
Deferred revenue	882,000	-
Other current liabilities	104,652	-
Net cash used in operating activities	(5,412,392)	(2,939,893)
Cash flows from investing activities
Purchases of property and equipment	(2,331,343)	(4,473,164)
Cash paid for acquisition of business, net of cash acquired	(121,848)	-
Net cash used in investing activities	(2,453,191)	(4,473,164)
Cash flows from financing activities
Proceeds from issuance of common stock	14,129,495	8,119,959
Common stock issuance costs	(563,473)	(1,465,461)
Proceeds from issuance of notes payable	526,282	-
Payments of notes payable	(87,713)	-
Payment of bank loan	(609,499)
Payment of principal portion of finance leases	(9,601)	(13,046)
Net cash provided by financing activities	13,385,491	6,641,452
Net change in cash	5,519,908	(772,005)
Effect of exchange rate changes on cash	(867)	207,424
Cash – beginning of year	2,389,140	2,953,721
Cash – end of year	$7,908,181	$2,389,140

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in lieu of commissions	$75,570	$—
Settlement of liabilities with related party	$626,223	$—
Share liability for non-cash issuance costs	$—	$124,782
Seller financed portion of investment in PET Labs Pharmaceuticals	$1,500,000	$-
Purchase of property and equipment included in accounts payable	$453,985	$745,628
Right-of-use assets obtained in exchange for lease liability	$70,607	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Isotopes UK Ltd, a wholly-owned subsidiary of the Company, was incorporated in July 2022. Enriched Energy, LLC, a wholly-owned subsidiary of the Company, was incorporated in January 2022. ASP Rentals Proprietary Limited (“ASP Rentals”) a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company has an exclusive license to use proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed and licensed to the Company by Klydon Proprietary Ltd (“Klydon”), for the production, distribution, marketing and sale of all isotopes. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). Klydon has agreed to provide the Company a first commercial-scale isotope enrichment plant located in South Africa. The Company believes the C-14 it may develop using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals.  The Company believes that the Mo-100 it may develop using the ASP technology has significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing.

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

Liquidity and Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $16,294,126 and $4,945,139 for the years ended December 31, 2023 and 2022, respectively. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $7,908,181 as of December 31, 2023, along with gross proceeds of $20,550,000 received in March 2024 through the issuance of convertible promissory notes and gross proceeds of approximately $5,500,000 received in April 2024 through the issuance of common stock from the exercise of warrants (see Note 16), will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock based compensation and the accounting for the acquisition. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ASP Isotopes Inc., its subsidiaries and, beginning in 2023, the 80% owned Enlightened Isotopes, the 51% owned PET Labs Pharmaceuticals (see Note 11) and the 24% owned ASP Rentals (see Note 11). All intercompany balances and transactions have been eliminated in consolidation.  For the year ended December 2023, there was no corporate activity for Enlightened Isotopes other than its formation and therefore there was no non-controlling interest to report on the consolidated balance sheet and no net loss attributable to non-controlling interest on the consolidated statement of operations and comprehensive loss to report. See Note 10.

Currency and Currency Translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiary ASP South Africa and PET Labs Pharmaceuticals is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of ASP South Africa and PET Labs Pharmaceuticals are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue, when recorded, and expenses of ASP South Africa and PET Labs Pharmaceuticals are recorded in their South African Rand functional currency and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded to other comprehensive income (loss).

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2023 and 2022.

Our foreign subsidiaries held cash of approximately $1,963,000 and $38,000 as of December 31, 2023 and 2022, respectively, which is included in cash on the consolidated balance sheets.  Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S.  If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of December 31, 2023 and 2022.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Segment Information

As of December 31, 2023, the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions, specialist isotopes and related services. The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s CODM is its chief executive officer.

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

There was no share liability as of December 31, 2023. The Company’s share liability (Note 12) measured at Level 3 fair value on a recurring basis was $140,455 as of December 31, 2022. There was a transfer of the share liability from Level 3 to Level 1 as a result of our IPO in the year ended December 31, 2022. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 1):

Share Liability
Balance as of December 31, 2021	$116,200
Additional liability for issuance of common stock	174,782
Fair value adjustment	(150,527)
Balance as of December 31, 2022	140,455
Additional liability for issuance of common stock	669,700
Settlement of share liability with issuance of common stock	(1,004,695)
Fair value adjustment	194,540
Balance as of December 31, 2023	$-

The carrying amounts of accounts payable, accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition

The Company’s revenue relates to PET Labs Pharmaceuticals, in which the Company acquired 51% ownership on October 31, 2023 (Note 11). The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into transactions with radiopharmacy companies that are within the scope of ASC 606. The terms of these transactions include payment for delivery of nuclear medical doses for PET scanning in South Africa.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

 Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company’s evaluates a transaction’s performance obligations to determine if promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers whether the goods or services are integral or dependent to other goods or services in the contract.

The Company determines the transaction price based on the agreed government rates for the promised goods in the contract.

The consideration is recognized as revenue when control is transferred for the related goods.

The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. We maintain an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. At December 31, 2023 and 2022 there was no allowance for expected credit losses.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

We assign the useful lives of our property and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property and equipment range from 3 to 8 years, or the shorter of the useful life or remaining life of the lease for leasehold improvements. Depreciation is recorded using the straight-line method.

Construction in progress (see Note 4) is carried at cost and consists of specifically identifiable direct and indirect development and construction costs. While under construction, costs of the property are included in construction in progress until the property is placed in service, at which time costs are transferred to the appropriate property and equipment account, including, but not limited to, leasehold improvements or other such accounts.

Property and equipment acquired from the PET Labs Pharmaceutical Acquisition was measured at fair value on October 31, 2023.  The fair value forms the new basis of these assets and is depreciated over the remaining estimated useful lives of the related assets.

Business Combination and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC 805 Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company will perform its annual test for goodwill as of October 31.

Leases

             The Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, and considering the region in which the ROU asset and liabilities are located.

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, operating lease liabilities current and operating lease liabilities non-current. Fixed rents are included in the calculation of the lease balances, while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Finance leases are recognized on the balance sheet as property and equipment, finance lease liabilities current and finance lease liabilities non-current. Finance lease ROU assets and the related lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The finance lease ROU assets are amortized on a straight-line basis over the lease term with the related interest expense of the lease liability payment recognized over the lease term using the effective interest method.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the years ended December 31, 2023 and 2022.

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

Selling, General and Administrative Costs

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, legal, human resources and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

Prior to the acquisition of 51% of PET Labs Pharmaceuticals, the Company had generated net losses since inception and accordingly had not recorded a provision for income taxes. Subsequent to the acquisition of 51% of PET Labs Pharmaceuticals, the Company records the provision for income taxes for the activity from PET Labs Pharmaceuticals operations.

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

The Company has identified the United States, South Africa and Guernsey as its major tax jurisdictions. Refer to Note 15 for further details.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

3.  Revenue

In connection with our acquisition of 51% ownership of PET Labs Pharmaceuticals, we manufacture and sell nuclear medical doses for PET scanning in South Africa. During the period October 31, 2023 through December 31, 2023, the Company recognized revenue of $443,026.

The following table presents changes in the Company’s accounts receivable from the PET Labs Pharmaceuticals acquisition date of October 31, 2023 through December 31, 2023:

	Balance as of October 31, 2023	Additions	Deductions	Balance as of December 31, 2023

Accounts receivable	$460,165	$433,026	$(676,687)	$216,504

4. Property and Equipment

Property and equipment as of December 31, 2023 and 2022 consisted of the following:

	Useful Lives (Years)	December 31,
		2023	2022
Construction in progress	-	$9,108,923	$8,200,595
Tools, machinery and equipment	3 - 8	1,458,654	—
Computer equipment	3 - 4	60,447	—
Vehicles	5	39,849	—
Software	5	1,639	—
Office furniture	7	59,588	—
Leasehold improvements	5	21,446	—
Property and equipment, at cost		10,750,546	8,200,595
Less accumulated depreciation		(37,707)	—
Property and equipment, net		$10,712,839	$8,200,595

The Company is currently building out plants in Pretoria, South Africa and all costs incurred are considered construction in progress because the work is not complete as of December 31, 2023 and 2022. There was no depreciation expense as it relates to the construction in progress for the year ended December 31, 2023 and 2022.  Depreciation expense for all other asset categories was $37,433 for the year ended December 31, 2023.  No depreciation expense was recorded for the year ended December 31, 2022.

5. Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Accrued professional	$447,295	$247,125
Accrued salaries and other employee costs	845,344	98,875
Accrued other	18,606	15,246
Total accrued expenses	$1,311,245	$361,246

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

6. Notes Payable

During 2021, the Company executed promissory notes payable with two individuals with an aggregate principal balance of approximately $46,900 (35,000 GBP). The notes were due after a period of two months, followed by mutually agreed upon monthly extensions, and do not bear interest. Subsequent to the issuance of the notes payable, one of the individuals became an officer of the Company.

In March 2022, one of the promissory notes totaling $13,046 (10,000 GBP) was repaid in full. As of December 31, 2022, the total promissory notes payable balance was $33,854 and have been automatically extended on a monthly basis. As of December 31, 2023, the total promissory notes payable balance was $31,827.

In conjunction with the acquisition of 51% of PET Labs Pharmaceuticals, ASP assumed a liability to a bank.  Prior to December 31, 2023, the bank loan balance of $609,500 was paid off entirely.

In November 2023, the Company executed a promissory note payable with a finance company for $526,282.  This note bears interest at an annual rate of 8.74% and six monthly installment payments which began in December 2023. The Company recorded interest expense of $2,249 for the year ended December 31, 2023.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of molybdenum-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of December 31, 2023. The Company did not recognize any deferred revenue as of December 31, 2022 or January 1, 2022.

8. Commitments and Contingencies

Purchase of Cyclotron

In November 2023, the cyclotron that the Company ordered was shipped. As of December 31, 2023 the equipment had not been delivered. The Company is obligated to purchase this equipment and recorded the other asset and other liability for the full cost of $1,653,000 on the consolidated balance sheet as of December 31, 2023.

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

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement, pursuant to which the Company acquired certain intellectual property from Klydon (“Klydon Settlement”). In addition, the Company acquired Klydon’s interest in four entities which are inactive and in the process of being dissolved. The Company has concluded that the Klydon Settlement is accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party. In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company and therefore are considered related parties. See Notes 10 and 12.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On October 25, 2022, the Company received a letter from a law firm acting on behalf of Norsk medisinsk syklotronsenter AS (“NMS”), asserting, among other things, that the grant of a license to the ASP technology to the Company by Klydon violates a pre-existing exclusive sub-license to the ASP technology granted to Radfarma. The asserted claims, arbitration and/or litigation could include claims against the Company, the Company’s licensor (Klydon), or Klydon’s present or former sub-licensors alleging infringement of intellectual property rights with respect to the ASP technology on which our company relies. The Company recorded legal costs totaling $78,304 which was paid to Klydon’s attorneys to settle this claim.  As of December 31, 2023, Radfarma has relinquished all claims and ASP Isotopes owns the rights to the licenses originally held by Klydon and acquired by ASP Isotopes.

9. Leases

The Company accounts for facility leases in accordance with ASC 842 (Note 2). The Company is party to five facility leases in South Africa for office, manufacturing and laboratory space.

A lease for office and laboratory space in Pretoria, South Africa commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 7.5% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of $952,521 with a corresponding lease liability of $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $626,548 and a current and non-current lease liability of $53,504 and $637,348, respectively, relating to this ROU lease asset. In the consolidated balance sheet as of December 31, 2022, the Company has a ROU asset balance of $853,889 and a current and non-current lease liability of $45,903 and $742,443, respectively.

               A lease for additional production space in Pretoria, South Africa commenced in April 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions.  The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease and expenses the monthly payments as incurred.

A lease for laboratory space in Pretoria, South Africa commenced in November 2023 with the initial term set to expire in October 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 13.16% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of $70,607 with a corresponding lease liability of $70,607 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $68,089 and a current and non-current lease liability of $19,608 and $48,805, respectively, relating to this ROU lease asset.

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an 84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $564,064 and a current and non-current lease liability of $263,452 and $380,494, respectively, relating to this ROU lease asset. Dr. Gerdus Kemp, an officer of PET Labs Pharmaceuticals and an employee of ASP Isotopes UK Ltd is the sole owner of the facility under this lease agreement.

              A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions.  The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals and expensed the monthly payments for the two months ended December 31, 2023.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating Lease Cost
Operating lease cost	$178,610	$125,667
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$153,988	$93,211
Operating lease liabilities arising from obtaining right-of-use assets	$70,607	$—
Weighted average remaining lease term (years)	4.62	8.00
Weighted average discount rate	10.24%	7.5%

Future lease payments under noncancelable operating lease liabilities are as follows as of December 31, 2023:

Operating Leases
Future Lease Payments
2024	$462,220
2025	471,911
2026	228,395
2027	128,669
2028	138,320
Thereafter	308,540
Total lease payments	$1,738,055
Less: imputed interest	(334,844)
Total lease liabilities	$1,403,211
Less current portion	(336,564)
Lease liability – noncurrent	$1,066,647

The Company records the expense from short term leases as incurred. For the year ending December 31, 2023, the Company recorded $121,312 in rent expense from its short term leases in Pretoria, South Africa. The remaining lease payments due in 2024 are $37,263.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). Subsequent to the acquisition of 51% of PET Labs Pharmaceuticals, the Company is party to nine finance leases in South Africa for certain fixed assets.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance Lease Cost
Interest on lease liabilities	$5,059	$—
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$9,601	$—
Amortization of right-of-use assets	$6,445	$—
Weighted average remaining lease term (years)	3.9	—
Weighted average discount rate	11.3%	—%

Future lease payments under noncancelable finance lease liabilities are as follows as of December 31, 2023:

Finance Leases
Future Lease Payments
2024	$89,167
2025	85,272
2026	77,787
2027	63,690
2028	17,187
Thereafter	—
Total lease payments	$333,103
Less: imputed interest	(64,070)
Total lease liabilities	$269,033
Less current portion	(61,941)
Lease liability – noncurrent	$207,092

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

10. License Agreements

In September 2021, the Company licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of Mo-100. The license term is 999 years, unless terminated earlier by either party under certain provisions. Any development efforts improving the intellectual property performed by either Klydon or the Company will be the property of Klydon. There are no upfront, milestone payments, nor royalties on product sales over the term of the license. Two individuals who are officers and board members of Klydon received warrants to purchase common stock of the Company. (See Note 12.)

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

In July 2022, ASP South Africa acquired assets comprising a dormant Silicon-28 aerodynamic separation processing plant from Klydon for ZAR 6,000,000 (which at the then current exchange rate was approximately $354,000), which was recorded to property and equipment, would have been payable to Klydon on the later of 180 days of the acquisition and the date on which the assets generate any revenues of any nature.

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement (see Note 8), pursuant to which the Company acquired certain intellectual property from Klydon (“Klydon Settlement”). The Company concluded that the Klydon Acquisition is accounted for under ASC 805, Business Combinations as an asset acquisition since the assets acquired were concentrated in a single identifiable asset from a related party. In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

11. Acquisitions

PET Labs Pharmaceuticals

In October 2023, the Company completed the PET Labs Pharmaceuticals Acquisition, a provider of nuclear medical doses for use in PET scans in South Africa. The acquisition of PET Labs Pharmaceuticals was intended to accelerate the distribution of the Company’s pipeline. The acquisition of PET Labs Pharmaceuticals has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front and the balance of $1,500,000 is expected to be paid in the second half of 2024.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of December 31, 2023.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company incurred approximately $4,000 in transaction costs related to the PET Labs Acquisition, which is recorded in general and administrative expenses in Consolidated Statement of Operations and Comprehensive Loss in the year ended December 31, 2023.

Dr. Gerdus Kemp is an officer of PET Labs Pharmaceuticals and, effective November 1, 2023, an employee of ASP Isotopes UK Ltd.  In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs Pharmaceuticals.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

Consideration

Cash	$500,000
Present value of balance due	1,395,348
$1,895,348

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$378,152
Accounts receivable	460,165
Other current assets	184,457
Property and equipment	821,926
Right of use assets	592,304
Financial liabilities	(1,248,699)
Right of use liabilities	(677,163)
Total identifiable net assets	511,142

Noncontrolling interest	(1,821,021)
Goodwill	3,205,227
$1,895,348

Goodwill arising from the acquisition as of October 31, 2023 of $3,205,227 was attributable mainly to certain existing doctor and service center relationships, which are not identifiable as a separate intangible asset, along with buyer specific synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

The Company considered the contractual value of accounts receivable to be the same as the fair value and expects the full amount to be collected.

The results of PET Labs Pharmaceuticals have been included in the consolidated financial statements from the date of the acquisition.

The changes to the carrying value of goodwill is as follows:

Balance as of October 31, 2023 (acquisition date)	$3,205,227
Translation adjustment	61,876
Balance as of December 31, 2023	$3,267,103

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the years ended December 31, 2023 and 2022 as if the acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the Company’s performance had the acquisition occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of PET Labs Pharmaceuticals. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies to the combined historical financial information of the Company and PET Labs Pharmaceuticals.

	Pro Forma
	2023	2022

Revenue	$3,614,776	$3,065,098
Net loss	$(15,783,485)	$(4,291,993)
Net loss per common share	$(0.48)	$(0.16)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

ASP Rentals

In December 2023, the Company entered into Shareholders Agreement (“ASP Rentals Shareholders Agreement”) with ASP Rentals, an equipment financing service provider in South Africa. In conjunction with the ASP Rental Shareholders Agreement, the Company entered into an Asset Sale Agreement and an Asset Rental Agreement in order to facilitate the financing of energy equipment recently purchased by ASP South Africa. ASP Rentals is considered a variable interest entity, and the Company is the primary beneficiary and therefore ASP Rentals has been consolidated in accordance with ASC 810.

Pursuant to the terms of the ASP Rentals Shareholders Agreement, as of December 31, 2023 ASP South Africa is obligated to acquire and ASP Rentals is obligated to issue 24% of the common shares of ASP Rentals to be issued and outstanding for total purchase consideration of ZAR 3,300,829 (which at the exchange rate as of December 31, 2023 was $180,387).  As of December 31, 2023 these amounts are eliminated in consolidation.

As of December 31, 2023, ASP Rentals has a receivable and an obligation to issue 76% of the common shares of ASP Rentals with non-affiliates for an aggregate of ZAR 13,203,317 (which at the exchange rate as of December 31, 2023 was $721,548). As of December 31, 2023, the Company has recorded $721,548 as a receivable from noncontrolling interest in current assets and a non-controlling interest in equity.

Consideration for all common shares of ASP Rentals was received in January 2024.

In January 2024, a total of ZAR 14,351,431 (which at the exchange rate as of December 31, 2023 was $784,291) was transferred between ASP Rentals and ASP South Africa per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT.  Therefore, no interest income nor interest expense was recognized for the year ended December 31, 2023.

12. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of December 31, 2023 and December 31, 2022.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 48,923,276 shares were issued and outstanding as of December 31, 2023. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2023.

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

In November 2022, the Company was required to issue shares of common stock with a then fair value totaling $50,000 to a consultant. The fair value of the 12,500 shares issued in August 2023 was $18,125. The resulting change in fair value income of the share liability was $31,875 for the year ended December 31, 2023.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares issued in August 2023 to the two consultants was $145,000.  The resulting change in fair value income of the share liability was $27,500 for the year ended December 31, 2023.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares issued in August 2023 was $145,000. The resulting change in fair value of the share liability expense was $51,300 for the year ended December 31, 2023, respectively.

In March 2023, an officer and scientific advisor of the Company exchanged an aggregate of 3,000,000 shares of ASP Isotopes Inc. common stock for 2,500 shares of Enlighted Isotopes convertible preferred stock. In conjunction with the exchange, Enlighted Isotopes transferred the common shares of ASP Isotopes Inc. to ASP Isotopes and then ASP Isotopes immediately cancelled all 3,000,000 shares. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations and comprehensive loss.  As of December 31, 2023, negligible activity has been recorded for Enlighted Isotopes.

In March 2023, the Company’s non-employee board members agreed to receive the 2022 cash director fees totaling $45,000 in shares of common stock. As of December 31, 2023, these shares had yet to be issued.

In March 2023, the Company issued 3,164,557 shares of the Company’s common stock at a purchase price of $1.58 per share and warrants to purchase up to an aggregate of 3,164,557 shares of its common stock with an exercise price of $1.75 per share for gross proceeds of $5,000,000. The Company incurred $506,390 in cash issuance costs and issued warrants to purchase up to an aggregate of 221,519 shares of common stock with an exercise price of $1.975 per share to the placement agent with an initial fair value of $179,116.

In May 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a consultant. The Company determined that the fair value of this award was $0.65 per share for a total value of $65,100. The fair value of these shares issued in November 2023 was $152,000. The resulting change in fair value of the share liability expense was $86,900 for the year ended December 31, 2023.

In May 2023, the Company was required to issue an aggregate of 50,000 shares of restricted common stock pursuant to a consultant. The Company determined that the fair value of this award was $0.62 per share for a total value of $30,900. The fair value of these shares issued in November 2023 was $76,000. The resulting change in fair value of the share liability expense was $45,100 for the year ended December 31, 2023.

In July 2023, the Company was required to issue an aggregate of 150,000 shares to consultants. The Company determined that the fair value of these awards was $1.21 for a total value of $181,500. The fair value of these shares issued in August 2023 was $248,000. The resulting change in fair value of the share liability expense was $66,500 for the year ended December 31, 2023.

In August 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to consultants. The Company determined that the fair value of this award was $1.26 per share for a total value of $126,000. The fair value of the shares issued in August was $145,000. This resulted in a change in fair value expense of the share liability of $19,000 for the year ended December 31, 2023.

In October 2023, the Company entered into Securities Purchase Agreements with certain institutional and other accredited investors and certain directors of the Company to issue and sell an aggregate of 9,952,510 shares of the Company’s common stock, for aggregate cash consideration of $9,129,495, as follows: (i) 8,459,093 shares to investors at a purchase price per share of $0.9105, (ii) 1,190,239 shares to investors at a purchase price per share of $0.9548, and (iii) 303,178 shares to directors at a purchase price per share of $0.96. The Company incurred issuance costs equivalent to 5% of the gross proceeds from new investors which was settled in stock through the issuance of 472,582 shares to the placement agent and additional cash issuance costs totaling $57,083.

Activity of the share liabilities for the year ended December 31, 2023 is as follows:

	Share Liability as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liabilities as of December 31, 2023
Share liabilities originated in 2022	$140,455	$-	$(46,760)	$(93,695)	$-
Share liabilities originated in 2023		669,700	241,300	(911,000)	$-
	$140,455	$669,700	194,540	(1,004,695)	$-

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Common Stock Warrants

In September 2021, the Company issued warrants to purchase 7,230,822 shares of common stock at an exercise price of $0.01 per share for no cash consideration to two parties for their field of knowledge related to the technical operations of the Company. These warrants were to expire in September 2023. The Company determined that the fair value of common stock was $0.25 per share. The fair value of these warrants was initially determined to be $1,735,841 and was recorded as general and administrative expense. In January 2022, these warrants were net share settled into 7,194,847 shares of common stock per the terms of the underlying warrant agreements.

The fair values of the warrants to purchase 3,386,076 shares of common stock issued in the year ended December 31, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

13. Stock Compensation Plan

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. As of December 31, 2023, 488,606 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	400,000	$0.25	9.8	$700,000
Granted	2,751,000	$2.00
Forfeited	(250,000)	$0.25
Outstanding as of December 31, 2022	2,901,000	$1.91	9.4	$199,500
Granted	-	$-
Forfeited	(135,000)	$2.00
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000

Exercisable as of December 31, 2023	1,662,450	$1.88	8.3	$172,545
Vested or expected to vest as of December 31, 2023	2,766,000	$1.91	8.4	$231,000

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

Year Ended December 31, 2022
Expected volatility	62.6% – 69.5%
Risk-free interest rate	1.68% – 3.25%
Expected term in years	5.5 – 6.3
Expected dividend yield	—%

For the year ended December 31, 2022, the Company granted 2,751,000 options with an exercise price of $2.00 per share, of which 288,000 options were issued to nonemployee directors that vest in April 2023 and the remaining options generally vest monthly over three years. The weighted average grant date fair value of options granted during 2022 was $1.18. No options were granted in the year ended December 31, 2023.

The Company recorded stock compensation from options of $973,844 and $923,581 for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $1,268,758 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon the performance condition being considered probable, which has not been met as of December 31, 2023, the Company will recognize stock compensation expense over the remaining measurement period.

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

In August 2023, the Company issued 300,000 and 200,000 shares of restricted common stock pursuant to one employee and one director for employment services, respectively. The Company determined that the fair value of these awards was $0.55 per share and $1.22 per share, respectively for a total combined value of $409,000.

In October 2023, the Company was obligated to issue $100,000 to a board member for his services.  These shares were not awarded as of December 31, 2023, however, stock based compensation was recorded totaling $100,000.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company recorded stock compensation from stock awards totaling $7,669,955 and $1,075,732 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there is $5,806,129 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next 1.5 years.

The following table summarizes awards and vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	2,100,000	$0.25
Granted	5,250,000	$2.24
Vested	(350,000)	$1.00
Unvested as of December 31, 2022	7,000,000	$1.75
Granted	1,756,750	$1.52
Vested	(4,267,564)	$1.84
Unvested as of December 31 2023	4,489,186	$1.42

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Selling, general and administrative	$8,378,875	$1,798,043
Research and development	364,924	201,270
Total	$8,743,799	$1,999,313

14. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss attributable to ASP Isotopes shareholders	$(16,286,234)	$(4,945,139)
Denominator:
Weighted average common stock outstanding, basic and diluted	33,066,708	26,793,745
Net loss per share, basic and diluted	$(0.49)	$(0.18)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Options to purchase common stock	2,766,000	2,901,000
Restricted stock	4,489,186	7,000,000
Warrants to purchase common stock	3,386,076	—
Total shares of common stock equivalents	10,641,262	9,901,000

15. Income Taxes

The components of net loss before taxes are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$(12,892,377)	$(3,205,342)
Foreign	(3,407,882)	(1,739,797)
Total net loss before taxes	$(16,300,259)	$(4,945,139)

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate for the year ended December 31, 2023 and 2022 as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Tax computed at federal statutory rate	21.00%	21.00%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.58)%	(5.89)%
Non-deductible stock compensation expense	(11.19)%	—%
Permanent differences	0.24%	0.64%
Other	(2.44)%	2.98%
Valuation allowance	(7.00)%	(18.73)%
Income tax expense	0.03%	—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,321,339	$496,751
Capitalized R&D costs	31,622	50,289
Share-based compensation	3,644	418,019
Accruals and reserves	12,647	—
Right-of-use lease liability	276,134	243,113
Total deferred tax assets	2,645,386	1,208,172

Deferred tax liabilities:
Property and equipment, net	(256,315)	—
Right-of-use lease asset	(339,850)	(230,550)
Total deferred tax liabilities	(596,165)	(230,550)
Total net deferred tax assets	2,049,221	977,622
Less: valuation allowance	(2,159,799)	(977,622)
Net deferred taxes (liabilities) assets	$(110,578)	$—

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company recorded income tax income totaling $6,133 from the activities of PET Labs Pharmaceuticals for the two months ended December 31, 2023. The Company has no income tax expense due to operating losses incurred for the year ended December 31, 2022. The valuation allowance increased by $1,182,177 and $926,104 in 2023 and 2022, respectively, due to the increase in the net deferred tax assets by the same amount; primarily due to net operating loss carryforwards.

As of December 31, 2023, the Company has federal, state and South Africa NOLs available of $5,993,571, $332,933 and $2,271,489, respectively, to offset future taxable income, if any, for federal and state income tax purposes. The state NOLs are carried forward indefinitely until used and never expire. Under the Tax Act, federal NOLs utilized are limited to 80% of taxable income in any year where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing unused net operating losses to be carried forward indefinitely.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of December 31, 2023 and December 31, 2022, there were no uncertain tax positions.

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

16. Subsequent Events

On March 7, 2024, the Company’s wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter.  The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

              On April 9, 2024, the Company received approximately $5,500,000 from the issuance of 3,164,557 shares of common stock upon the exercise of a warrant held by an institutional investor.  In conjunction with the exercise of the warrants, the same investor received a new warrant to purchase 1,225,000 shares of common stock at $3.90 per share.  This new warrant becomes exercisable 6 months after issuance and expires on the fifth anniversary of the initial exercise date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2023.

In the course of preparing the financial statements that are included in this Form 10-K, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of formal control documentation and consistent execution of control procedures, and the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because, prior to becoming a public company, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we have already and will continue to make progress in our remediation plan during the year ending December 31, 2023, but cannot assure you that we will be able to fully remediate the material weakness in 2024. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

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

Item 9B. Other Information

None.

Amended and Restated Bylaws

On April 5, 2024, in connection with certain recent changes to the Delaware General Corporation Law (the “DGCL”) and following the adoption of Rule 14a-19 (the Universal Proxy Rules) under the Securities Exchange Act of 1934, as amended, and a periodic review of the bylaws of ASP Isotopes Inc., the board of directors adopted amended and restated bylaws (the “Amended and Restated Bylaws”), effective immediately.  Among other things, the Amended and Restated Bylaws:

•

enhance the procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and other proposals made in connection with annual and special meetings of stockholders by, among other things:

o	requiring additional background information and disclosures regarding proposing stockholders and proposed nominees;

o

requiring any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and to provide reasonable evidence that certain requirements of such rule have been satisfied;

o

clarifying that the Company will disregard the nomination of each proposed director nominee other than the Company’s nominees (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any annual meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19 under the Exchange Act, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 under the Exchange Act;

o	prohibiting stockholders from nominating placeholder nominees; and

o

requiring any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card other than white, with the white proxy card being reserved for exclusive use by the board of directors;

•	modify the provisions relating to the list of stockholders entitled to vote at stockholder meetings to reflect recent amendments to the DGCL; and

•	make other updates, including conforming changes.

The foregoing summary and description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

Amendments to Employment Agreements

The Chief Executive Officer and Chief Financial Officer are eligible to receive annual bonuses in accordance with the terms of their respective employment agreements, with the amount of such bonus and whether such bonus is paid in cash or stock (or a mix of cash and stock) to be determined by the board of directors in its discretion, based on a recommendation of the compensation committee.  On April 5, 2024, in recognition of the contributions of Paul Mann and Robert Ainscow to the company in 2023, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2023 of $440,000 and $90,000, respectively.

In addition, on April 5, 2024, the board of directors approved amendments to the employment agreements with Messrs. Mann and Ainscow and Dr. Strydom.  As a result of the amendments to their respective employment agreements, Mr. Mann was appointed Executive Chairman and Chief Executive Officer and Mr. Ainscow was appointed Chief Operating Officer and Chief Financial Officer; and the base salaries of Mr. Mann, Mr. Ainscow and Dr. Strydom were increased to $520,000, $360,000 and $180,000, respectively.

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

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2	Common Stock Purchase Warrant dated March 17, 2023.

4.3	Placement Agent Common Stock Purchase Warrant dated March 17, 2023.

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

91

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

10.14

Chief Scientific Adviser Agreement between the registrant and Dr Einar Ronander, dated January 2021 (incorporated by reference to Exhibit 10.14 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

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

10.18	Amended Advisory Agreement between the registrant and ChemBridges, LLC, dated December 12, 2022.

10.19	Amended Executive Employment Agreement between the registrant and Paul Mann effective December 20, 2022.

10.20	Acknowledgement of Debt Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

10.21	Deed of Security Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

10.22	Securities Purchase Agreement dated March 14, 2023 (private placement of shares and warrants).

10.23	Registration Rights Agreement dated March 14, 2023 (private placement of shares and warrants).

10.24	Release Agreement, dated March 23, 2023 between Revere Securities LLC and ASP Isotopes Inc.

10.25	Form of Securities Purchase Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares).

10.26	Form of Registration Rights Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares).

10.27

Share Purchase Agreement, dated October 30, 2023, by and between ASP Isotopes Inc., as purchaser, and Nucleonics Imaging Proprietary Limited, as seller, relating to the purchase and sale of ordinary shares of Pet Labs Pharmaceuticals Proprietary Limited.

10.28	Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.

10.29	Registration Rights Agreement, dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.

10.30+	Quantum Leap Energy LLC 2024 Equity Incentive Plan.

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included as part of the signature page to this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation, effective October 2, 2023.

99.1	License Agreement, dated as of February 16, 2024, among ASP Isotopes UK Limited, as licensor, and Quantum Leap Energy LLC and Quantum Leap Energy Limited, as licensee.

99.2	EPC Services Framework Agreement, dated as of February 16, 2024, between ASP Isotopes Inc. and Quantum Leap Energy LLC.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April, 2024.

ASP ISOTOPES Inc.

By	/s/ PAUL E. MANN
Paul E. Mann
Chairman, Chief Executive Officer and Director

We, the undersigned directors and officers of ASP Isotopes Inc., hereby severally constitute Paul E. Mann and Robert Ainscow, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. MANN	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 10, 2024
Paul E. Mann

/s/ ROBERT AINSCOW	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2024
Robert Ainscow

/s/ MICHAEL GORLEY, Ph.D.	Director	April 10, 2024
Michael Gorley, Ph.D.

/s/ DUNCAN MOORE, Ph.D.	Director	April 10, 2024
Duncan Moore, Ph.D.

/s/ ROBERT RYAN	Director	April 10, 2024
Robert Ryan

/s/ HENDRIK STRYDOM, Ph.D.	Director	April 10, 2024
Hendrik Strydom, Ph.D.

/s/ TODD WIDER, M.D.	Director	April 10, 2024
Todd Wider, M.D.

