Form 10-Q
period 2024-03-31
ASP Isotopes Inc.
filed 2024-05-15
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 51,762,833 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	problems with the performance of the ASP technology or the Quantum Enrichment process in the enrichment of isotopes;

•	our dependence on a limited number of third-party suppliers for certain components;

•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;

•	our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the Quantum Enrichment process;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	our inability to compete effectively;

•	risks associated with the current economic environment;

•	risks associated with our international operations;

•	we are subject to credit counterparty risks;

•	geopolitical risk and changes in applicable laws or regulations;

•	our inability to adequately protect our technology infrastructure;

•	our inability to hire or retain skilled employees and the loss of any of our key personnel;

•	operational risk;

•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act;

•	our inability to implement and maintain effective internal controls; and

•	other factors that are described in “Risk Factors,” on page [•].

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$23,890,811	$7,908,181
Accounts receivable	354,083	216,504
Receivable from noncontrolling interests	—	721,548
Prepaid expenses and other current assets	1,931,708	1,664,023
Total current assets	26,176,602	10,510,256
Property and equipment, net	14,362,828	10,712,839
Operating lease right-of-use assets, net	1,480,266	1,258,701
Goodwill	3,165,531	3,267,103
Other noncurrent assets	200,217	1,793,014
Total assets	$45,385,444	$27,541,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,222,658	$1,111,819
Accrued expenses	1,768,767	1,311,245
Notes payable	206,570	470,396
Finance lease liabilities – current	60,835	61,941
Operating lease liabilities – current	504,425	336,564
Deferred revenue	882,000	882,000
Other current liabilities	1,274,091	1,500,000
Share liability	413,000	—
Total current liabilities	7,332,346	5,673,965
Deferred tax liabilities	57,398	110,578
Convertible notes payable, at fair value	22,017,458	—
Finance lease liabilities – noncurrent	185,407	207,092
Operating lease liabilities – noncurrent	1,112,817	1,066,647
Other liabilities	1,653,000	1,653,000
Total liabilities	32,358,426	8,711,282
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 48,598,276 and 48,923,276 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	485,983	489,233
Additional paid-in capital	42,283,907	40,567,003
Accumulated deficit	(30,787,385)	(23,839,300)
Accumulated other comprehensive loss	(1,464,711)	(920,982)
Total ASP Isotopes stockholders’ equity	10,517,794	16,295,954
Noncontrolling interests	2,509,224	2,534,677
Total stockholders’ equity	13,027,018	18,830,631
Total liabilities and stockholders’ equity	$45,385,444	$27,541,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenue	$840,354	$-
Cost of goods sold	561,484	-
Gross profit	278,870	-
Operating expenses:
Research and development	215,134	207,334
Selling, general and administrative	5,878,546	3,517,490
Total operating expenses	6,093,680	3,724,824
Loss from operations	(5,814,810)	(3,724,824)
Other income (expense):
Foreign exchange transaction loss	(24,343)	(935)
Change in fair value of convertible notes payable	(953,710)	-
Change in fair value of share liability	(218,000)	110,285
Interest income	12,188	396
Interest expense	(13,788)	-
Total other (expense) income	(1,197,653)	109,746
Loss before income tax expense	(7,012,463)	(3,615,078)
Income tax provision	47,619	-
Net loss before allocation to noncontrolling interests	(6,964,844)	(3,615,078)
Less: Net loss attributable to noncontrolling interests	(16,759)	-
Net loss attributable to ASP Isotopes Inc. shareholders	$(6,948,085)	$(3,615,078)
Net loss per share attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.16)	$(0.12)
Weighted average shares of common stock outstanding, basic and diluted	44,561,844	29,141,525

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(6,964,844)	$(3,615,078)
Foreign currency translation	(543,729)	(1,003,853)
Total comprehensive loss before allocation to noncontrolling interests	(7,508,573)	(4,618,931)
Less: Comprehensive loss attributable to noncontrolling interests	(7,530)	-
Comprehensive loss attributable to ASP Isotopes Inc.	$(7,501,043)	$(4,618,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	-	-	-	-
Stock-based compensation	-	-	1,713,654	-	-	-	1,713,654
Distribution to noncontrolling interest of VIE						(8,694)	(8,694)
Foreign currency translation	-	-	-	(543,729)	-	-	(543,729)
Net loss	-	-	-	-	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	$485,983	$42,283,907	$(1,464,711)	$(30,787,385)	$2,509,224	$13,027,018

Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$-	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	-	-	-	4,493,610
Cancellation of common stock received in exchange for issuance of preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	-	-	-	-
Issuance of common stock in lieu of commissions	57,250	573	74,997	-	-	-	75,570
Issuance of restricted common stock	1,256,750	12,567	(12,567)	-	-	-	-
Stock-based compensation	-	-	2,144,099	-	-	-	2,144,099
Foreign currency translation	-	-	-	(1,003,853)	-	-	(1,003,853)
Net loss	-	-	-	-	(3,615,078)	-	(3,615,078)
Balance as of March 31, 2023	37,385,684	$373,857	$23,454,919	$(748,823)	$(11,168,144)	$-	$11,911,809

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating activities
Net loss	$(6,964,844)	$(3,615,078)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign exchange transaction gain from intercompany	(26,387)	-
Depreciation	103,210	-
Stock-based compensation	1,713,654	2,144,099
Convertible note payable for non-cash issuance costs	513,748	-
Share liability for non-cash consultant expense	195,000	266,200
Change in fair value of share liability	218,000	(110,285)
Change in fair value of convertible notes payable	953,710	-
Change in right-of-use lease asset	98,658	17,034
Change in deferred tax liabilities	(49,771)	-
Changes in operating assets and liabilities:
Accounts receivable	(144,392)	-
Receivable from noncontrolling interest	699,510	-
Prepaid expenses and other current assets	(299,130)	203,959
Other noncurrent assets	(60,203)	(34)
Accounts payable	(54,988)	(388,443)
Accrued expenses	505,480	47,404
Operating lease liability	(101,700)	(9,821)
Other current liabilities	(270,024)	-
Net cash used in operating activities	(2,970,469)	(1,444,965)
Cash flows from investing activities
Purchases of property and equipment	(1,245,825)	(362,056)
Net cash used in investing activities	(1,245,825)	(362,056)
Cash flows from financing activities
Proceeds from issuance of common stock	-	5,000,000
Distribution to noncontrolling interest in VIE	(8,429)	-
Proceeds from issuance of convertible notes payable	20,550,000	-
Payment of notes payable	(263,141)	-
Payment of principal portion of finance leases	(14,435)	(506,390)
Net cash provided by financing activities	20,263,995	4,493,610
Net change in cash	16,047,701	2,686,589
Effect of exchange rate changes on cash	(65,071)	6,561
Cash - beginning of period	7,908,181	2,389,140
Cash - end of period	$23,890,811	$5,082,290

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$364,458	$-
Purchase of property and equipment included in accounts payable	$1,188,655	$337,158
Purchase of property and equipment included in other noncurrent liabilities	$1,653,000	$-
Settlement of share liability	$-	$75,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary ASP Isotopes Holdings Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”) a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), an 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd, a wholly-owned subsidiary of ASP Guernsey, was incorporated in July 2022. ASP Isotopes Inc.’s subsidiary Enriched Energy, LLC was incorporated in January 2022. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc. operates in South Africa. ASP Isotopes Inc.’s subsidiary Quantum Leap Energy LLC was formed in the state of Delaware in September 2023 and began operations in February 2024. Quantum Leap Energy LLC’s subsidiary Quantum Leap Energy Proprietary Limited (“Quantum Leap Energy South Africa”), has its operations in South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

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

In November 2022, the Company completed its IPO, selling an aggregate of 1,250,000 shares of common stock at a price to the public of $4.00 per share. The Company received net proceeds from the IPO, after deducting underwriting discounts and commissions but before deducting offering costs, of approximately $3,800,000.

Liquidity and Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material. The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $6,964,844 and $3,615,078 for the three months ended March 31, 2024 and 2023, respectively. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

The Company currently expects that its cash of $23,890,811 as of March 31, 2024, along with gross proceeds of approximately $5,500,000 received in April 2024 through the issuance of common stock from the exercise of warrants (see Note 12), will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional funding will be necessary to complete construction of the first enrichment facility and begin operations, and although the Company has plans to seek additional funding, these plans are not currently probable.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023.

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock based compensation, the accounting for the acquisition of PET Labs Pharmaceuticals and fair value measurement of the convertible notes payable. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 51% owned PET Labs Pharmaceuticals and the 24% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa and Quantum Leap Energy South Africa is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs Pharmaceuticals and the 24% owned VIE ASP Rentals is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue, when recorded, and expenses of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Concentration of Credit Risk and other Risks

Cash balances maintained at U.S. financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2024 and 2023.

Our foreign subsidiaries held cash of approximately $886,179 and $1,963,000 as of March 31, 2024 and December 31, 2023, respectively, which is included in cash on the consolidated balance sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Segment Information

As of December 31, 2023, we managed our operations as a single segment, specialist isotopes and related services.  Beginning in 2024, primarily as a result of the increased business activities of our subsidiary, Quantum Leap Energy LLC, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

The nuclear fuels segment is focused on research and development of technologies and methods used to produce high-assay low-enriched uranium (HALEU) and Lithium-6 for the advanced nuclear fuels target end market.

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Mo-100 and Si-28) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs Pharmaceuticals.

The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s CODM is its chief executive officer.

The Company manages assets on a total company basis, not by operating segment, as the assets are shared or commingled.  Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported on a segment basis.

Select income statement information as of the three months ended March 31, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Taxes
Segment	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Specialist isotopes and related services	$840,354	$-	$(4,933,456)	$(3,615,078)
Nuclear fuels	-	-	(2,079,007)	-
	$840,354	$-	$(7,012,463)	$(3,615,078)

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

The Company’s share liability (Note 12) is measured as a Level 1 fair value on a recurring basis and was $413,000 as of March 31, 2024. There was no share liability as of December 31, 2023. The Company’s convertible notes payable (Note 5) is measured as a Level 3 fair value on a recurring basis and was $22,017,458 as of March 31, 2024. There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Convertible Notes Payable	Share Liability
Balance as of December 31, 2022	$-	$140,455
Fair value of additional liability	-	669,700
Fair value adjustment	-	194,540
Settlement of share liability	-	(1,004,695)
Balance as of December 31, 2023	-	-
Fair value of additional liability	21,063,748	195,000
Fair value adjustment	953,710	218,000
Balance as of March 31, 2024	$22,017,458	$413,000

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

The Company evaluates a transaction’s performance obligations to determine if promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers whether the goods or services are integral or dependent to other goods or services in the contract.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. We maintain an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of March 31, 2024, December 31, 2023 and January 1, 2023 there was no allowance for expected credit losses.

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

We assign the useful lives of our property and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property and equipment range from 3 to 10 years, or the shorter of the useful life or remaining life of the lease for leasehold improvements. Depreciation is recorded using the straight-line method.

Construction in progress (Note 4) is carried at cost and consists of specifically identifiable direct and indirect development and construction costs. While under construction, costs of the property are included in construction in progress until the property is placed in service, at which time costs are transferred to the appropriate property and equipment account, including, but not limited to, leasehold improvements or other such accounts.

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

Convertible Notes Payable

Convertible notes payable are accounted for in accordance with ASC 825, Financial Instruments.

Upon issuance the Company has elected the fair value option to account for the convertible notes payable.  Changes in fair value during the reporting period are recognized in other income (expense) in the consolidated statement of operations.

Leases

Leases are accounted for in accordance with ASC 842, Leases.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three months ended March 31, 2024 or 2023.

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

Prior to the acquisition of 51% of PET Labs Pharmaceuticals in October 2023, the Company had generated net losses since inception and accordingly had not recorded a provision for income taxes. Subsequent to the acquisition of 51% of PET Labs Pharmaceuticals, the Company records the provision for income taxes for the activity from PET Labs Pharmaceuticals operations.

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

3.  Revenue

In connection with our acquisition of 51% ownership of PET Labs Pharmaceuticals in October 2023, we manufacture and sell nuclear medical doses for PET scanning in South Africa. For the three months ended March 31, 2024, the Company recognized revenue of $840,354. Since the acquisition did not occur until October 2023, there is no accounts receivable as of January 1, 2023 and no revenue was recognized for the three months ended March 31, 2023.

The following table presents changes in the Company’s accounts receivable for the three months ended March 31, 2024:

	Balance as of December 31, 2023	Additions	Deductions	Balance as of March 31, 2024

Accounts receivable	$216,504	$840,354	$(702,775)	$354,083

4. Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	Useful Lives (Years)	March 31, 2024	December 31, 2023
Construction in progress	-	$12,696,806	$9,108,923
Tools, machinery and equipment	3 - 8	1,562,867	1,458,654
Computer equipment	3 - 4	88,349	60,447
Vehicles	5	38,610	39,849
Software	5	1,589	1,639
Office furniture	7	88,968	59,588
Leasehold improvements	5	25,340	21,446
Property and equipment, at cost		14,502,529	10,750,546
Less accumulated depreciation		(139,701)	(37,707)
Property and equipment, net		$14,362,828	$10,712,839

The Company is currently building plants in Pretoria, South Africa and all costs incurred are considered construction in progress because the work is not complete as of March 31, 2024 and December 31, 2023. There was no depreciation expense as it relates to the construction in progress for the three months ended March 31, 2024 and 2023.  Depreciation expense for all other asset categories was $103,210 for the three months ended March 31, 2024.  No depreciation expense was recorded for the three months ended March 31, 2023.

5. Accrued Expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued professional	$587,093	$447,295
Accrued salaries and other employee costs	1,028,330	845,344
Accrued other	153,344	18,606
Total accrued expenses	$1,768,767	$1,311,245

6. Notes Payable

Convertible Notes Payable

In March 2024, the Company issued convertible notes payable (“Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000.  One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs.  Issuance costs paid in cash totaling $521,423 were expensed in selling, general and administrative costs in the condensed consolidated statement of operations for the three months ended March 31, 2024.

The Convertible Notes are payable on demand in March 2029 and bear an annual interest rate of 6% for the first year and 8% thereafter. Upon a qualified financing event the Convertible Notes convert into the shares issued in that qualified financing event at a price per share equal to 80% of the share price issued subject to a valuation cap. Upon a qualified transaction, the noteholders may elect to receive either 1.5x the principal and accrued interest balance in cash or convert into common shares.

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the Convertible Notes upon the date of issue was $21,063,748.  The fair value of the Convertible Notes as of March 31, 2024 has been determined to be $22,017,458 and the resultant change in fair value of $953,710 has been recorded in other income and expense in the condensed consolidated statement of operations for the three months ended March 31, 2024.  As of March 31, 2024, the total principal and accrued interest of the Convertible Notes is $21,146,850.

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest.

As of March 31, 2024 and December 31, 2023, the promissory note payable balance was $31,142 and $31,827, respectively, and continues to be automatically extended on a monthly basis.

Promissory Note Payable

In November 2023, the Company executed a promissory note payable with a finance company for $526,282.  This note bears interest at an annual rate of 8.74% and six monthly payments beginning in December 2023.  For the three months ended March 31, 2024, the Company recorded interest expense of $6,748.  As of March 31, 2024 and December 31, 2023, the promissory note payable balance was $175,428 and $438,569, respectively.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of March 31, 2024 and December 31, 2023. There was no deferred revenue recorded as of January 1, 2023 and March 31, 2023.

8. Commitments and Contingencies

Purchase of Cyclotron

In November 2023, the cyclotron that the Company ordered was shipped. As of December 31, 2023 the equipment had not been delivered. As of December 31, 2023 the Company was obligated to purchase this equipment and recorded the other asset and other liability for the full cost of $1,653,000 on the consolidated balance sheet as of December 31, 2023.

In March 2024, the cyclotron was received by the Company and is recorded as property and equipment.  The financing company has paid the vendor, however, it is still working on finalizing the note payable with the Company as of March 31, 2024 and therefore the liability of $1,653,000 continues to be recorded as an other liability as of March 31, 2024.

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project includes the building of a plant that can support the production of at least 5kgs of Mo-100. The contracted cost for this phase is $6,800,000. The second phase of the project includes the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000.

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

Share Purchase Agreement relating to PET Labs

On October 31, 2023, the Company entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in the Republic of South Africa (the “Seller”), relating to the purchase and sale of ordinary shares in the issued share capital of Pet Labs Pharmaceuticals Proprietary Limited, a company incorporated in the Republic of South Africa (“PET Labs”). PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production.

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller.  The balance due for the Initial Sale Shares as of March 31, 2024 is $1,235,250. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares.

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

9. Lease

The Company accounts for facility leases in accordance with ASC 842 (Note 2). The Company is party to five facility leases in South Africa for office, manufacturing and laboratory space.

A lease for office and laboratory space in Pretoria, South Africa commenced in October 2021 with the initial term set to expire in December 2030. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 7.5% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of $952,521 with a corresponding lease liability of $952,521 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of March 31, 2024, the Company has a ROU asset balance of $590,277 and a current and non-current lease liability of $54,644 and $603,026, respectively, relating to this ROU lease asset. In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $626,548 and a current and non-current lease liability of $53,504 and $637,348, respectively, relating to this ROU lease asset.

A lease for additional production space in Pretoria, South Africa commenced in April 2023 with the initial term set to expire in March 2024. Effective February 1, 2024, this lease was amended such that the new term begins on February 1, 2024 and expires in February 2026. Prior to the amendment, the Company had applied the guidance in ASC 842 and determined that this lease was a short term lease and expensed the monthly payments as incurred. The Company has applied the guidance in ASC 842 to the amended lease and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 10.6% based on the lease term of the applicable lease. Consequently, a ROU lease asset of $364,458 with a corresponding lease liability of $364,458 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of March 31, 2024, the Company has a ROU asset balance of $334,590 and a current and non-current lease liability of $166,119 and $168,470, respectively, relating to this ROU lease asset.

A lease for laboratory space in Pretoria, South Africa commenced in November 2023 with the initial term set to expire in October 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 13.16% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of $70,607 with a corresponding lease liability of $70,607 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. In the consolidated balance sheet as of March 31, 2024, the Company has a ROU asset balance of $61,055 and a current and non-current lease liability of $20,096 and $41,745, respectively, relating to this ROU lease asset. In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $68,089 and a current and non-current lease liability of $19,608 and $48,805, respectively, relating to this ROU lease asset.

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an $84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. In the consolidated balance sheet as of March 31, 2024, the Company has a ROU asset balance of $494,344 and a current and non-current lease liability of $263,566 and $299,576, respectively, relating to this ROU lease asset.  In the consolidated balance sheet as of December 31, 2023, the Company has a ROU asset balance of $564,064 and a current and non-current lease liability of $263,452 and $380,494, respectively, relating to this ROU lease asset. Dr. Gerdus Kemp, an officer of PET Labs Pharmaceuticals and an employee of ASP Isotopes UK Ltd is the sole owner of the facility under this lease agreement.

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions.  The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals and expensed the monthly payments for the three months ended March 31, 2024 and the two months ended December 31, 2023.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating Lease Cost
Operating lease cost	$148,900	$31,160
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$143,338	$23,948
Operating lease liabilities arising from obtaining right-of-use assets	$364,458	$—
Weighted average remaining lease term (years)	3.94	7.75
Weighted average discount rate	10.23%	7.5%

Future lease payments under noncancelable operating lease liabilities are as follows as of March 31, 2024:

Operating Leases
Future Lease Payments
2024 (remaining nine months)	$482,123
2025	650,909
2026	253,573
2027	124,669
2028	134,019
Thereafter	298,947
Total lease payments	$1,944,240
Less: imputed interest	(326,998)
Total lease liabilities	$1,617,242
Less current portion	(504,425)
Lease liability – noncurrent	$1,112,817

The Company records the expense from short term leases as incurred. For the three months ended March 31, 2024, the Company recorded $27,443 in rent expense from its short term leases in Pretoria, South Africa. As of March 31, 2024, there are no short term leases in effect.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). Subsequent to the acquisition of 51% of PET Labs Pharmaceuticals on October 31, 2023, the Company is party to nine finance leases in South Africa for certain fixed assets.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Finance Lease Cost
Interest on lease liabilities	$7,040	$—
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$14,378	$—
Amortization of right-of-use assets	$9,441	$—
Weighted average remaining lease term (years)	3.7	—
Weighted average discount rate	11.3%	—%

Future lease payments under noncancelable finance lease liabilities are as follows as of March 31, 2024:

Finance Leases
Future Lease Payments
2024 (remaining nine months)	$64,747
2025	82,621
2026	75,369
2027	61,710
2028	16,653
Total lease payments	$301,100
Less: imputed interest	(54,858)
Total lease liabilities	$246,242
Less current portion	(60,835)
Lease liability – noncurrent	$185,407

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

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front.  In January 2024, the Company made a partial payment of $264,750 and the balance of $1,235,250 is expected to be paid in the second half of 2024.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of March 31, 2024.

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

The Company accounts for business combinations in accordance with Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805), which requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period (which represents a period not to exceed one year from the date of the acquisition), in the reporting period in which the adjustment is determined, as well as present separately on the face of the income statement or as a disclosure in the notes to the consolidated financial statements, the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The changes to the carrying value of goodwill is as follows:

Balance as of October 31, 2023 (acquisition date)	$3,205,227
Translation adjustment	61,876
Balance as of December 31, 2023	3,267,103
Translation adjustment	(101,572)
Balance as of March 31, 2024	$3,165,531

ASP Rentals

In December 2023, the Company entered into a Shareholders Agreement (“ASP Rentals Shareholders Agreement”) with ASP Rentals, an equipment financing service provider in South Africa. In conjunction with the ASP Rental Shareholders Agreement, the Company entered into an Asset Sale Agreement and an Asset Rental Agreement in order to facilitate the financing of energy equipment recently purchased by ASP South Africa. ASP Rentals is considered a variable interest entity, and the Company is the primary beneficiary and therefore ASP Rentals has been consolidated in accordance with ASC 810.

Pursuant to the terms of the ASP Rentals Shareholders Agreement, as of December 31, 2023 ASP South Africa was obligated to acquire and ASP Rentals was obligated to issue 24% of the common shares of ASP Rentals to be issued and outstanding for total purchase consideration of ZAR 3,300,829 (which at the exchange rate as of December 31, 2023 was $180,387).  As of March 31, 2024 and December 31, 2023 these amounts are eliminated in consolidation.

As of December 31, 2023, ASP Rentals had a receivable and an obligation to issue 76% of the common shares of ASP Rentals with non-affiliates for an aggregate of ZAR 13,203,317 (which at the exchange rate as of December 31, 2023 was $721,548). As of December 31, 2023, the Company had recorded $721,548 as a receivable from noncontrolling interest in current assets and a non-controlling interest in equity.

Consideration for all common shares of ASP Rentals was received in January 2024.

In January 2024, a total of ZAR 14,351,431 (which at the exchange rate as of December 31, 2023 was $784,291) was transferred between ASP Rentals and ASP South Africa per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT.

12. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of March 31, 2024 and December 31, 2023.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 48,598,276 and 48,923,276 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through March 31, 2024.

As of December 31, 2022, the Company owed a placement agent, as amended, 57,250 shares and the fair value was $90,455. The fair value of the 57,250 shares issuable to the placement agent just prior to settlement in March 2023 was $75,570, resulting in a change in fair value of share liability of $14,885 for the three months ended March 31, 2023. In March 2023, the Company settled this share liability by issuing the 57,250 shares of common stock.

In November 2022, the Company was required to issue shares of common stock with a then fair value totaling $50,000 to a consultant. The fair value of the 12,500 shares as of March 31, 2023 was $50,000.  There was no change in fair value for this award for the three months ended March 31, 2023. The fair value of the 12,500 shares issued in August 2023 was $18,125.

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares as of March 31, 2023 to the two consultants was $85,400.  The resulting change in fair value loss of the share liability was $87,100 for the three months ended March 31, 2023. The fair value of these shares issued in August 2023 to the two consultants was $145,000.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares as of March 31, 2023 was $85,400. The resulting change in fair value loss of the share liability was $8,300 for the three months ended March 31, 2023. The fair value of these shares issued in August 2023 was $145,000.

In March 2023, an officer and scientific advisor of the Company exchanged an aggregate of 3,000,000 shares of ASP Isotopes Inc. common stock for 2,500 shares of Enlighted Isotopes convertible preferred stock. In conjunction with the exchange, Enlightened Isotopes transferred the common shares of ASP Isotopes Inc. to ASP Isotopes and then ASP Isotopes immediately cancelled all 3,000,000 shares. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations and comprehensive loss.  As of December 31, 2023, negligible activity has been recorded for Enlightened Isotopes. Activities for Enlightened Isotopes began in 2024.

The Company’s non-employee board members agreed to receive the 2022 and 2023 cash director fees totaling $240,000 in shares of common stock. As of March 31, 2024, these shares had yet to be issued.

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

In January 2024, the Company was required to issue an aggregate of 100,000 shares of restricted common stock to a consultant that vests immediately. The Company determined that the fair value of this award was $1.95 per share for a total value of $195,000. The fair value of these shares as of March 31, 2024 was $413,000. The resulting change in fair value of the share liability expense was $218,000 for the three months ended March 31, 2024.  These shares have not yet been issued as of March 31, 2024.

Activity of the share liabilities for the three months ended March 31, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of March 31, 2024
Share liabilities originated in 2024	$-	$195,000	$218,000	$-	$413,000

Activity of the share liabilities for the three months ended March 31, 2023 is as follows:

	Share Liability as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liabilities as of March 31, 2023
Share liabilities originated in 2022	$140,455	$-	$(14,885)	$(75,570)	$50,000
Share liabilities originated in 2023	-	266,200	(95,400)	-	170,800
	$140,455	$266,200	$(110,285)	$(75,570)	$220,800

Common Stock Warrants

The fair values of the warrants to purchase 3,386,076 shares of common stock issued in the three months ended March 31, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

Subsequent to March 31, 2024, warrants to purchase 3,164,557 shares of common stock were exercised and the Company received proceeds of $5,537,975. In conjunction with this exercise, a warrant to purchase 1,225,000 shares of common stock at a strike price of $3.90 per share was issued for no consideration. The warrant expires on its five year anniversary.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2024, the Company added 2,446,164 shares to the 2022 Plan. As of March 31, 2024, 3,259,770 shares remain available for future grant under the Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000
Granted	-	$-	-	-
Forfeited	(35,000)	$2.00
Outstanding as of March 31, 2024	2,731,000	$1.90	8.1	$6,079,530

Exercisable as of March 31, 2024	1,820,875	$1.88	8.1	$4,096,351
Vested or expected to vest as of March 31, 2024	2,731,000	$1.90	8.1	$6,079,530

For the three months ended March 31, 2024, no options were granted.

The Company recorded stock compensation from options of $196,187 and $356,211 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $1,053,192 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. Upon the performance condition being considered probable, which has not been met as of March 31, 2024, the Company will recognize stock compensation expense over the remaining measurement period.

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

In November 2022, the Company issued 3,000,000 shares of restricted common stock to certain employees and directors, that vest two to four years from the date of the grant. The Company determined that the fair value of these awards was $2.63 per share for a total value of $7,890,000. In January 2024, one director that had received shares in November 2022 resigned and 100,000 unvested shares were forfeited and cancelled.

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

In August 2023, the Company issued 300,000 and 200,000 shares of restricted common stock pursuant to one employee and one director for employment services, respectively. The Company determined that the fair value of these awards was $0.55 per share and $1.22 per share, respectively for a total combined value of $409,000. In January 2024, the employee that had received shares in August 2023 resigned and 225,000 unvested shares were forfeited and cancelled.

In October 2023, the Company was obligated to issue $100,000 of common stock to a board member for his services.  These shares were not awarded as of March 31, 2024, however, all related stock based compensation was recorded totaling $100,000 in October 2023.

In March 2024, the Company was obligated to issue 978,466 shares of restricted stock that vest over the period ending February 2025 to its Chief Executive Officer for his services and 100,000 shares of restricted stock that vest over the period ending October 2024 to an executive of PET Labs Pharmaceuticals for his services.  These shares were not awarded as of March 31, 2024, however, stock based compensation was recorded totaling $485,192.

In January 2024, the Company was obligated to issue $100,000 of common stock to a board member for his services.  These shares were not awarded as of March 31, 2024, however, all related stock based compensation was recorded totaling $100,000 in January 2024.

The Company recorded stock compensation from stock awards totaling $1,417,467 and $1,787,888 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there is $8,172,221 of unrecognized compensation cost related to the non-vested portion of stock awards that is expected to be recognized over the next year.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	4,489,186	$1.42
Granted	-	$-
Vested	(364,186)	$1.72
Forfeited and retired	(325,000)	$1.19
Unvested as of March 31, 2024	3,800,000	$1.41

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Selling, general and administrative	$1,630,591	$2,051,708
Research and development	83,063	92,391
Total	$1,713,654	$2,144,099

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to ASP Isotopes shareholders	$(6,948,085)	$(3,615,078)
Denominator:
Weighted average common stock outstanding, basic and diluted	44,561,844	29,141,525
Net loss per share, basic and diluted	$(0.16)	$(0.12)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of March 31,
	2024	2023
Options to purchase common stock	2,731,000	2,901,000
Warrants to purchase common stock	3,386,076	3,386,076
Restricted stock	3,800,000	7,719,250
Total shares of common stock equivalents	9,917,076	14,006,326

15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 was 0.7%. The Company had no income tax expense due to operating losses incurred for the three months ended March 31, 2023, as the Company had a full valuation allowance on the net deferred tax asset. The effective tax rate for the three month period ended March 31, 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the three months ended March 31, 2024. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of March 31, 2024, there were no uncertain tax positions.

As of March 31, 2024, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

16. Subsequent Events

The Company has evaluated subsequent events through May 15, 2024, the date on which the accompanying financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as noted in Note 12.

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

Per the Share Purchase Agreement, the Company has agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2024, the Company paid $264,750 towards the balance due. The remaining balance of $1,235,250 is due upon demand any time after October 31, 2024 and is expected to be paid in November 2024.

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

Lease for additional production space. On April 1, 2023, ASP South Africa entered into an agreement of lease with the landlord of facility located in Pretoria where we plan to perform production activities. The initial term of the lease was set to end on March 31, 2024. The Company entered into a new agreement of lease with the landlord.  The terms of the new lease ends on February 28, 2026.

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

Segment Information

As of December 31, 2023, we managed our operations as a single segment, specialist isotopes and related services.  Beginning in 2024, primarily as a result of the increased business activities of our subsidiary, Quantum Leap Energy LLC, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

The nuclear fuels segment is focused on research and development of technologies and methods used to produce high-assay low-enriched uranium (HALEU) and Lithium-6 for the advanced nuclear fuels target end market.

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Mo-100 and Si-28) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs Pharmaceuticals.

The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s CODM is its chief executive officer.

The Company manages assets on a total company basis, not by operating segment, as the assets are shared or commingled.  Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported on a segment basis.

Select income statement information as of the three months ended March 31, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Taxes
Segment	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Specialist isotopes and related services	$840,354	$-	$(4,933,456)	$(3,615,078)
Nuclear fuels	-	-	(2,079,007)	-
	$840,354	$-	$(7,012,463)	$(3,615,078)

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	$840,354	$-
Cost of goods sold	561,484	-
Gross margin	278,870	-

Operating expenses:
Research and development	215,134	207,334
Selling, general and administrative	5,878,546	3,517,490
Total operating expenses	6,093,680	3,724,824
Other (expense) income:
Foreign exchange transaction loss	(24,343)	(935)
Change in fair value of share liability	(218,000)	110,285
Change in fair value of convertible notes payable	(953,710)	-
Interest expense	(13,788)	-
Interest income	12,188	396
Total other (expense) income	(1,197,653)	109,746
Loss before income tax expense	$(7,012,463)	$(3,615,078)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs Pharmaceuticals, the Company has recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the three months ended March 31, 2024.  In addition, the Company has recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs Pharmaceuticals for the same periods.  No revenue or cost of goods sold was recognized for the three months ended March 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Indirect costs:
Personnel-related costs	$155,605	$122,391
License fees	-	-
Consulting, facility and other expenses	59,529	84,943
Total research and development expenses	$215,134	$207,334

Research and development expenses were $215,134 for the three months ended March 31, 2024. These expenses include $155,605 of personnel-related costs, including $83,063 in stock-based compensation, and $59,529 in consulting, facility and other expenses.

Research and development expenses were $207,334 for the three months ended March 31, 2023. These expenses include $122,391 of personnel-related costs, including $92,391 in stock-based compensation, and $84,943  in consulting, facility and other expenses.

The increase in personnel-related costs is mainly due to the increase in headcount and related costs.  The decrease in consulting, facility and other expenses is mainly due to lower consulting costs in 2024 partially offset by higher facility expenses as the Company focused its activities in 2023 on completing the construction of the plant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,878,546 for the three months ended March 31, 2024. These expenses include $820,250 of personnel-related costs, $1,630,591 in stock-based compensation, $2,172,920 of professional services and legal related fees and $1,254,785 in facility and other corporate expenses.

Selling, general and administrative expenses were $3,517,490 for the three months ended March 31, 2023. These expenses include $289,057 of personnel-related costs, $2,051,708 in stock-based compensation, $753,419 of professional services and legal related fees and $423,306 in facility and other corporate expenses.

The increase in personnel-related costs is due to an increase in headcount and salaries.  The decrease in stock-based compensation is due to number of new awards decreasing compared to previous periods.  The increase in professional services and legal related fees is mainly due to the issuance costs for the convertible notes issued in March 2024.  The increase in facility and other corporate expenses is mainly due to the expansion of our operations in 2024.

Other Income and Expense

Other expense for the three months ended March 31, 2024 was $1,197,653, which includes a $218,000 change in the fair value of the share liability related to the shares issuable to a consultant and a $953,710 change in fair value of the convertible notes payable issued in March 2024.

Other income for the three months ended March 31, 2023 was $109,746, which includes a $110,285 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO and the issuance of convertible notes payable. On April 9, 2024, the Company received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants.

As of March 31, 2024, we had cash of $23.9 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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

Developing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available in substantial quantities until at least the second half of 2024. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash provided by (used in):
Operating activities	$(2,970,469)	$(1,444,965)
Investing activities	(1,245,825)	(362,056)
Financing activities	20,263,995	4,493,610
Net increase in cash and cash equivalents	$16,047,701	$2,686,589

Operating Activities

Net cash used in operating activities was $2,970,469 for the three months ended March 31, 2024 and was primarily due to our net loss of $6,964,844, adjusted for stock-based compensation expense of $1,713,654, non-cash issuance costs for the convertible notes payable of $513,748, amortization of right-of-use asset of $98,658, issuance of common stock to a consultant with a fair value of $195,000, change in fair values of $1,171,710, change in deferred tax liabilities of $49,771 and a $274,553 change in our operating assets and liabilities.

Net cash used in operating activities was $1,444,965 for the three months ended March 31, 2023 and was primarily due to our net loss of $3,615,078, adjusted for stock-based compensation expense of $2,144,099, amortization of right-of-use asset of $17,034, issuance of common stock to a consultant with a fair value of $266,200 and change in fair value of share liability of $110,285, and a $146,935 change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was 1,245,825 for the three months ended March 31, 2024 and was comprised of the purchase of machinery and equipment and construction in progress.

Net cash used in investing activities was $362,056 for the three months ended March 31, 2023 and was comprised of additional construction in progress.

Financing Activities

Net cash provided by financing activities was $20,263,995 for the three months ended March 31, 2024 and was comprised primarily of gross proceeds of $20,550,000 from the issuance of convertible notes payable, partially offset by payments of $263,141 on the note payable related to a financed corporate insurance policy.

Net cash provided by financing activities was $4,493,610 for the three months ended March 31, 2023 and was comprised of net proceeds from the issuance of 3,164,557 shares of our common stock.

Contractual Obligations and Commitments

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $8,000 with a term expiring on December 31, 2030.  We also lease additional space in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $16,000 with a term that expires on February 28, 2026. We also lease additional space in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $2,000 with a term expiring on October 30, 2026.

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $28,000 with a term expiring on March 30, 2026 with automatic monthly extension afterwards. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of March 31, 2024. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Cautionary Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 10, 2024. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.
10.2	Registration Rights Agreement, dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.
10.3+	Quantum Leap Energy LLC 2024 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	License Agreement, dated as of February 16, 2024, among ASP Isotopes UK Limited, as licensor, and Quantum Leap Energy LLC and Quantum Leap Energy Limited, as licensee.
99.2	EPC Services Framework Agreement, dated as of February 16, 2024, between ASP Isotopes Inc. and Quantum Leap Energy LLC.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes Inc.

Date: May 15, 2024	By:	/s/ Paul E. Mann
Paul E. Mann
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Robert Ainscow
Robert Ainscow
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

