Form 10-K/A
period 2023-12-31
ASP Isotopes Inc.
filed 2024-07-01
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10.2 million.

There were 48,923,276 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 8, 2024.

EXPLANATORY NOTE

ASP Isotopes Inc. (“ASP Isotopes,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No.2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2024 (the “Original Filing”), as amended by Amendment No.1 thereto filed with the SEC on April 29, 2024 (“Amendment No.1”), to amend and restate Part II “Item 9A: Controls and Procedures” solely to revise Management’s Annual Report on Internal Controls Over Financial Reporting in order to correct a typographical error to state that, based on management’s evaluation, the Company’s internal control over financial reporting was not effective as of the end of the period covered by the Original Filing due to the material weaknesses previously disclosed in the Original Filing.

This Amendment No.2 contains only an updated cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No.2 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events. Accordingly, this Amendment No.2 should be read in conjunction with our Original Filing, Amendment No.1 and with our other filings with the SEC subsequent to the Original Filing.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control---Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described above.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed or furnished as part of this Form 10K/A:

(a) Financial Statements

The information concerning our consolidated financial statements and Report of Independent Registered Public Accounting Firm (PCAOB ID 274; Iselin, New Jersey) required by this Item is set forth in Item 8 of the Original Filing, entitled “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(c) Exhibits

Exhibit
Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation.

3.2**	Amended and Restated Bylaws.

4.1**	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2**	Common Stock Purchase Warrant dated March 17, 2023.

4.3**	Placement Agent Common Stock Purchase Warrant dated March 17, 2023.

10.1+**

ASP Isotopes Inc. 2021 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.2+**	ASP Isotopes Inc. 2022 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392))

10.3+**

Performance Share Award Grant Notice and Performance Share Award Agreement with Paul Mann, dated October 4, 2021, as amended (incorporated by reference to Exhibit 10.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.4+**

Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.5+**	Form of Director Agreement (incorporated by reference to Exhibit 10.5 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.6+**

Executive Employment Agreement by and between the registrant and Paul Mann, dated October 4, 2021 (incorporated by reference to Exhibit 10.6 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.7+**

Executive Employment Agreement by and between ASP Isotopes Guernsey Limited and Hendrik Strydom, dated January 19, 2022 (incorporated by reference to Exhibit 10.7 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.8+**

Executive Employment Agreement by and between ASP Isotopes Guernsey Limited and Robert Ainscow, dated October 4, 2021, as amended (incorporated by reference to Exhibit 10.8 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.9**

Advisory Agreement by and between the registrant and ChemBridges LLC, dated October 27, 2021, as amended (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.10**

License Agreement between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Klydon (Proprietary) Limited dated September 30, 2021, as amended (incorporated by reference to Exhibit 10.10 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.11**

License Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated January 25, 2021 (incorporated by reference to Exhibit 10.11 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.12**

Contract for a Turnkey Molybdenum Enrichment Plan between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Klydon (Proprietary) Limited dated November 1, 2021 (incorporated by reference to Exhibit 10.12 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.13**

Letter Agreements between the registrant and Dr Einar Ronander and Dr Hendrik Strydom, dated January 2021 (incorporated by reference to Exhibit 10.13 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.14**

Chief Scientific Adviser Agreement between the registrant and Dr Einar Ronander, dated January 2021 (incorporated by reference to Exhibit 10.14 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.15**

Lease for Molybdenum Processing Plant between ASP Isotopes South Africa (Proprietary) Limited (formerly PDS Photonica Holdings South Africa (Proprietary) Limited) and Morgan Creek Properties 311 Pty Ltd. (incorporated by reference to Exhibit 10.15 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.16**	Form of Subscription Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.17**

License Agreement between ASP Isotopes UK Ltd and Klydon (Proprietary) Limited dated July 26, 2022 (incorporated by reference to Exhibit 10.17 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

Exhibit
Number	Description of Document

10.18**	Amended Advisory Agreement between the registrant and ChemBridges, LLC, dated December 12, 2022.

10.19**	Amended Executive Employment Agreement between the registrant and Paul Mann effective December 20, 2022.

10.20**	Acknowledgement of Debt Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

10.21**	Deed of Security Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022

10.22**	Securities Purchase Agreement dated March 14, 2023 (private placement of shares and warrants).

10.23**	Registration Rights Agreement dated March 14, 2023 (private placement of shares and warrants).

10.24**	Release Agreement, dated March 23, 2023 between Revere Securities LLC and ASP Isotopes Inc.

10.25**	Form of Securities Purchase Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares).

10.26**	Form of Registration Rights Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares).

10.27**

Share Purchase Agreement, dated October 30, 2023, by and between ASP Isotopes Inc., as purchaser, and Nucleonics Imaging Proprietary Limited, as seller, relating to the purchase and sale of ordinary shares of Pet Labs Pharmaceuticals Proprietary Limited.

10.28**	Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.

10.29**	Registration Rights Agreement, dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein.

10.30+**	Quantum Leap Energy LLC 2024 Equity Incentive Plan.

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of EisnerAmper LLP, independent registered public accounting firm.

24.1**	Power of Attorney (included as part of the signature page to this report).

Exhibit
Number	Description of Document

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Policy Relating to Recovery of Erroneously Awarded Compensation, effective October 2, 2023.

99.1**	License Agreement, dated as of February 16, 2024, among ASP Isotopes UK Limited, as licensor, and Quantum Leap Energy LLC and Quantum Leap Energy Limited, as licensee.

99.2**	EPC Services Framework Agreement, dated as of February 16, 2024, between ASP Isotopes Inc. and Quantum Leap Energy LLC.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________

*	Filed herewith.
**	Previously filed
***	Previously furnished
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July, 2024.

ASP Isotopes Inc.

By	/s/ Paul E. Mann
Paul E. Mann
Chief Executive Officer and Executive Chairman

