Form 10-Q
period 2024-06-30
ASP Isotopes Inc.
filed 2024-08-19
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41555

ASP Isotopes Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Pennsylvania Avenue NW, South Building, Suite 900 Washington, DC	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 756-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01per share	ASPI	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of August 12, 2024, the registrant had 66,686,941 shares of common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to achieve or sustain positive cash flows from operations or profitability;

•	our ability to complete the construction of, commission and successfully operate isotope enrichment plants in a cost-effective manner;

•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology or the Quantum Enrichment process;

•	our ability to obtain regulatory approvals for the production and distribution of isotopes;

•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology, the Quantum Enrichment process and our enrichment facilities in South Africa;

•	the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;

•	the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology or the Quantum Enrichment process;

•	a failure of demand for various isotopes that we may produce using ASP technology or the Quantum Enrichment process;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations and future growth;

•	the extensive costs, time and uncertainty associated with new technology development;

•	our ability to implement and maintain effective internal controls;

•	developments and projections relating to our competitors and industry;

•

the ability to recognize the anticipated benefits of acquisitions, including our acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction, the assets and intellectual property we acquired from Klydon Proprietary Ltd, and our investment in PET Labs Pharmaceuticals;

•	problems with the performance of the ASP technology or the Quantum Enrichment process in the enrichment of isotopes;

•	our dependence on a limited number of third-party suppliers for certain components;

•	our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;

•	our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the Quantum Enrichment process;

•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;

•	our inability to compete effectively;

•	risks associated with the current economic environment;

•	risks associated with our international operations;

•	our credit counterparty risks;

•	geopolitical risk and changes in applicable laws or regulations;

•	our inability to adequately protect our technology infrastructure;

•	our inability to hire or retain skilled employees and the loss of any of our key personnel;

•	operational risk;

•	costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act; and

•	other factors that are described in “Risk Factors,” on page 44.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$28,262,332	$7,908,181
Accounts receivable	515,450	216,504
Receivable from noncontrolling interests	—	721,548
Prepaid expenses and other current assets	3,248,432	1,664,023
Deferred offering costs	45,000	—
Total current assets	32,071,214	10,510,256
Property and equipment, net	17,774,788	10,712,839
Operating lease right-of-use assets, net	1,417,402	1,258,701
Goodwill	3,289,163	3,267,103
Other noncurrent assets	208,367	1,793,014
Total assets	$54,760,934	$27,541,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,432,857	$1,111,819
Accrued expenses	2,455,510	1,311,245
Notes payable	31,610	470,396
Finance lease liabilities – current	120,595	61,941
Operating lease liabilities – current	541,796	336,564
Deferred revenue	882,000	882,000
Other current liabilities	1,240,724	1,500,000
Share liability	306,000	—
Total current liabilities	8,011,092	5,673,965
Deferred tax liabilities	71,093	110,578
Convertible notes payable, at fair value	29,086,669	—
Finance lease liabilities – noncurrent	562,566	207,092
Operating lease liabilities – noncurrent	1,014,774	1,066,647
Other liabilities	1,653,000	1,653,000
Total liabilities	40,399,194	8,711,282
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 52,132,833 and 48,923,276 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	521,329	489,233
Additional paid-in capital	50,911,752	40,567,003
Accumulated deficit	(39,720,310)	(23,839,300)
Accumulated other comprehensive loss	(701,291)	(920,982)
Total ASP Isotopes stockholders’ equity	11,011,480	16,295,954
Noncontrolling interests	3,350,260	2,534,677
Total stockholders’ equity	14,361,740	18,830,631
Total liabilities and stockholders’ equity	$54,760,934	$27,541,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$1,022,299	$-	$1,862,653	$-
Cost of goods sold	601,275	-	1,162,759	-
Gross profit	421,024	-	699,894	-
Operating expenses:
Research and development	473,302	252,880	688,436	460,214
Selling, general and administrative	7,405,178	4,094,664	13,283,724	7,612,154
Total operating expenses	7,878,480	4,347,544	13,972,160	8,072,368
Loss from operations	(7,457,456)	(4,347,544)	(13,272,266)	(8,072,368)
Other (expense) income:
Foreign exchange transaction gain (loss)	26,147	-	1,804	(935)
Change in fair value of share liability	164,000	60,100	(54,000)	170,385
Change in fair value of convertible notes payable	(1,574,816)	-	(2,528,526)	-
Interest income	43,530	1,098	55,718	1,494
Interest expense	(69,078)	-	(82,866)	-
Total other (expense) income	(1,410,217)	61,198	(2,607,870)	170,944
Loss before income tax (expense) benefit	(8,867,673)	(4,286,346)	(15,880,136)	(7,901,424)
Income tax provision	(13,769)	-	33,850	-
Net loss before allocation to noncontrolling interests	(8,881,442)	(4,286,346)	(15,846,286)	(7,901,424)
Less: Net income attributable to noncontrolling interests	51,483	-	34,724	-
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(8,932,925)	$(4,286,346)	$(15,881,010)	$(7,901,424)
Deemed dividend on inducement warrant for common stock	(2,779,659)	-	(2,779,659)	-
Net loss attributable to ASP Isotopes Inc. shareholders	$(11,712,584)	$(4,286,346)	$(18,660,669)	$(7,901,424)
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.24)	$(0.14)	$(0.40)	$(0.27)
Weighted average shares of common stock outstanding, basic and diluted	49,136,009	29,796,065	46,848,926	29,535,060

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(8,881,442)	$(4,286,346)	$(15,846,286)	$(7,901,424)
Foreign currency translation	763,420	(472,673)	219,691	(1,476,526)
Total comprehensive loss before allocation to noncontrolling interests	(8,118,022)	(4,759,019)	(15,626,595)	(9,377,950)
Less: Comprehensive income attributable to noncontrolling interests	52,303	-	44,773	-
Total comprehensive loss	$(8,170,325)	$(4,759,019)	$(15,671,368)	$(9,377,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	-	-	-	-
Stock-based compensation	-	-	1,713,654	-	-	-	1,713,654
Distribution to noncontrolling interest of VIE	-	-	-	-	-	(8,694)	(8,694)
Foreign currency translation	-	-	-	(543,729)	-	-	(543,729)
Net loss	-	-	-	-	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	485,983	42,283,907	(1,464,711)	(30,787,385)	2,509,224	13,027,018
Issuance of common stock from warrant exercise	3,164,557	31,646	5,506,329	-	-	-	5,537,975
Issuance of restricted common stock	250,000	2,500	(2,500)	-	-	-	-
Issuance of common stock to consultant	60,000	600	183,000	-	-	-	183,600
Settlement of liabilities with consultants	60,000	600	183,000	-	-	-	183,600
Board fee liabilities to be settled with shares	-	-	240,000	-	-	-	240,000
Stock-based compensation	-	-	2,518,016	-	-	-	2,518,016
Contribution from noncontrolling interest in VIE	-	-	-	-	-	807,975	807,975
Distribution to noncontrolling interest of VIE	-	-	-	-	-	(18,422)	(18,422)
Foreign currency translation	-	-	-	763,420	-	-	763,420
Net loss	-	-	-	-	(8,932,925)	51,483	(8,881,442)
Balance as of June 30, 2024	52,132,833	$521,329	$50,911,752	$(701,291)	$(39,720,310)	$3,350,260	$14,361,740

Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$-	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	-	-	-	4,493,610
Cancellation of common stock received in exchange for issuance of preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	-	-	-	-
Issuance of common stock in lieu of commissions	57,250	573	74,997	-	-	-	75,570
Issuance of restricted common stock	1,256,750	12,567	(12,567)	-	-	-	-
Stock-based compensation	-	-	2,144,099	-	-	-	2,144,099
Foreign currency translation	-	-	-	(1,003,853)	-	-	(1,003,853)
Net loss	-	-	-	-	(3,615,078)	-	(3,615,078)
Balance as of March 31, 2023	37,385,684	373,857	23,454,919	(748,823)	(11,168,144)	-	11,911,809
Settlement of liabilities with related party	-	-	626,223	-	-	-	626,223
Stock-based compensation	-	-	2,374,686	-	-	-	2,374,686
Foreign currency translation	-	-	-	(472,673)	-	-	(472,673)
Net loss	-	-	-	-	(4,286,346)	-	(4,286,346)
Balance as of June 30, 2023	37,385,684	$373,857	$26,455,828	$(1,221,496)	$(15,454,490)	$-	$10,153,699

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating activities
Net loss	$(15,846,286)	$(7,901,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	249,714	167
Loss on disposal of property and equipment	1,666	-
Stock-based compensation	4,231,670	4,518,785
Convertible note payable for non-cash issuance costs	621,915	-
Share liability for non-cash consultant expense	619,200	496,300
Change in fair value of share liability	54,000	(170,385)
Change in fair value of convertible notes payable	2,528,526	-
Change in right-of-use lease asset	217,997	32,553
Change in deferred tax liabilities	(39,068)	-
Changes in operating assets and liabilities:
Accounts receivable	(288,878)	-
Prepaid expenses and other current assets	(1,566,707)	294,971
Other noncurrent assets	-	(48,747)
Accounts payable	223,828	(351,830)
Accrued expenses	1,425,242	446,564
Operating lease liability	(224,134)	(18,844)
Other current liabilities	(303,941)	-
Net cash used in operating activities	(8,095,256)	(2,701,890)
Cash flows from investing activities
Purchases of property and equipment	(3,867,903)	(508,607)
Net cash used in investing activities	(3,867,903)	(508,607)
Cash flows from financing activities
Proceeds from issuance of common stock	5,537,975	5,000,000
Proceeds from noncontrolling interest in VIE	807,975	-
Proceeds from collection of receivable from noncontrolling interest in VIE	705,403	-
Common stock issuance costs	-	(506,390)
Payment of deferred issuance costs	(45,000)	-
Distribution to noncontrolling interest in VIE	(27,116)	-
Proceeds from issuance of convertible notes payable	25,936,228	-
Payment of notes payable	(438,569)	-
Payment of principal portion of finance leases	(61,929)	-
Net cash provided by financing activities	32,414,967	4,493,610
Net change in cash and cash equivalents	20,451,808	1,283,113
Effect of exchange rate changes on cash and cash equivalents	(97,657)	(46,088)
Cash and cash equivalents - beginning of period	7,908,181	2,389,140
Cash and cash equivalents - end of period	$28,262,332	$3,626,165

Supplemental disclosures of non-cash investing and financing activities:
Settlement of liabilities with related party	$-	$626,223
Right-of-use asset obtained in exchange for operating lease liability	$364,458	$-
Right-of-use asset obtained in exchange for finance lease liability	$501,389	$-
Purchase of property and equipment included in accounts payable	$1,100,179	$318,900
Purchase of property and equipment included in other noncurrent liabilities	$1,653,000	$-
Deemed dividend on inducement warrant	$2,779,659	$-
Board fees to be settled with common stock	$240,000	$-
Issuance of common stock in lieu of commissions	$-	$75,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary ASP Isotopes Guernsey Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”), a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), an 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd, a subsidiary of ASP Guernsey, was incorporated in July 2022. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc. operates in South Africa. ASP Isotopes Inc.’s subsidiary, Quantum Leap Energy LLC, was formed in the state of Delaware in September 2023 and began operations in February 2024. Quantum Leap Energy LLC’s subsidiary Quantum Leap Energy Proprietary Limited (“Quantum Leap Energy South Africa”), has its operations in South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company’s proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). The Company has commissioned an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, which will be ready for production upon the final installation of essential components, and we expect to start commercial supply of C-14 during second half of 2024. The Company anticipates completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa during second half 2024, and the Company expects to start initial commercial supply of Si-28 during second half 2024. In addition, the Company has started planning additional isotope enrichment plants. The Company believes the C-14 it may develop using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals.  The Company believes that the Mo-100 it may develop using the ASP technology has significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing. In addition, the Company is considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine-37 for potential use in the nuclear energy end market.

The Company is also developing quantum enrichment technology to produce enriched Ytterbium-176 (“Yb-176”), Nickel-64, Lithium6, Lithium-7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. The Company believes that the U-235 it may develop using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses. The Company’s first quantum enrichment facility is expected to complete construction and commissioning during fourth quarter 2024 with first commercial production of Yb-176 also expected during fourth quarter 2024.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $15,846,286 and $7,901,424 for the six months ended June 30, 2024 and 2023, respectively.

The Company currently expects that its cash and cash equivalents of $28,262,332 as of June 30, 2024, along with gross proceeds of $34,500,000 received in July 2024 through the issuance of common stock (see Note 12), will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company is in the process of seeking additional debt and equity financing. However, such funding may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, reorganize, merge with another entity, or cease operations.

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

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock based compensation, the accounting for the acquisition of PET Labs Pharmaceuticals and fair value measurement of the convertible notes payable and warrants. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 51% owned PET Labs Pharmaceuticals and the 24% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa and Quantum Leap Energy South Africa is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs Pharmaceuticals and the 24% owned VIE ASP Rentals is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentration of Credit Risk and other Risks

Cash balances maintained at U.S. financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six months ended June 30, 2024 and 2023.

Our foreign subsidiaries held cash of approximately $1,885,000 and $1,963,000 as of June 30, 2024 and December 31, 2023, respectively, which is included in cash on the consolidated balance sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents of $146,500 in the form of money market funds as of June 30, 2024. The Company had no cash equivalents as of December 31, 2023.

Segment Information

As of December 31, 2023, we managed our operations as a single segment, specialist isotopes and related services.  Beginning in 2024, primarily as a result of increased business activities of our subsidiary, Quantum Leap Energy LLC, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

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

Select income statement information as of the three months ended June 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
Segment	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Specialist isotopes and related services	$1,022,299	$-	$(6,029,170)	$(4,286,346)
Nuclear fuels	-	-	(2,852,272)	-
	$1,022,299	$-	$(8,881,442)	$4,286,346)

Select income statement information as of the six months ended June 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
Segment	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Specialist isotopes and related services	$1,862,653	$-	$(10,915,007)	$(7,901,424)
Nuclear fuels	-	-	(4,931,279)	-
	$1,862,653	$-	$(15,846,286)	$(7,901,424)

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

The Company’s share liability (Note 12) is measured as a Level 1 fair value on a recurring basis and was $306,000 as of June 30, 2024. There was no share liability as of December 31, 2023. The Company’s convertible notes payable (Note 6) is measured as a Level 3 fair value on a recurring basis and was $29,086,669 as of June 30, 2024. There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2024. The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Convertible Notes Payable	Share Liability
Balance as of December 31, 2022	$-	$140,455
Fair value at issuance	-	669,700
Fair value adjustment	-	194,540
Settlement of liability	-	(1,004,695)
Balance as of December 31, 2023	-	-
Fair value at issuance	26,558,143	435,600
Fair value adjustment	2,528,526	54,000
Settlement of liability	-	(183,600)
Balance as of June 30, 2024	$29,086,669	$306,000

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. We maintain an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of June 30, 2024, December 31, 2023 and January 1, 2023 there was no allowance for expected credit losses.

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

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company will reassess whether it has a controlling financial interest in any investments it has in these certain legal entities.

Convertible Notes Payable

Convertible notes payable are accounted for in accordance with ASC 825, Financial Instruments.

Upon issuance the Company has elected the fair value option to account for the convertible notes payable.  Changes in fair value during the reporting period are recognized in other income (expense) in the consolidated statement of operations and comprehensive loss.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three and six months ended June 30, 2024 or 2023.

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

3.  Revenue

In connection with our acquisition of 51% ownership of PET Labs Pharmaceuticals in October 2023, we manufacture and sell nuclear medical doses for PET scanning in South Africa. For the three and six months ended June 30, 2024, the Company recognized revenue of $1,022,299 and $1,862,653, respectively. Since the acquisition did not occur until October 2023, there is no accounts receivable as of January 1, 2023 and no revenue was recognized for the three or six months ended June 30, 2023.

The following table presents changes in the Company’s accounts receivable for the six months ended June 30, 2024:

	Balance as of December 31, 2023	Additions	Deductions	Balance as of June 30, 2024

Accounts receivable	$216,504	$1,862,653	$(1,563,707)	$515,450

4. Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives (Years)	June 30, 2024	December 31, 2023
Construction in progress	-	$11,081,094	$9,108,923
Tools, machinery and equipment	3 - 8	6,465,952	1,458,654
Computer equipment	3 - 4	105,085	60,447
Vehicles	5	191,153	39,849
Software	5	1,651	1,639
Office furniture	7	125,145	59,588
Leasehold improvements	5	80,836	21,446
Property and equipment, at cost		18,050,916	10,750,546
Less accumulated depreciation		(276,128)	(37,707)
Property and equipment, net		$17,774,788	$10,712,839

The Company is currently building three plants in Pretoria, South Africa: a Carbon-14 plant, a multi-isotope plant and a laser isotope separation plan using quantum enrichment technology. The Carbon-14 plant was completed in June 2024 and depreciation will begin in July 2024.  Costs incurred for the other two plants are considered construction in progress because the work is not complete as of June 30, 2024.  Costs incurred for the plants as of December 31, 2023 are considered construction in progress. There was no depreciation expense as it relates to the construction in progress for the three and six months ended June 30, 2024 and 2023.  Depreciation expense for all other asset categories was $146,504 and $167 for the three months ended June 30, 2024 and 2023, respectively.  Depreciation expense for all other categories was 249,714 and $167 for the six months ended June 30, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued professional	$948,470	$447,295
Accrued salaries and other employee costs	1,375,950	845,344
Accrued other	131,090	18,606
Total accrued expenses	$2,455,510	$1,311,245

6. Notes Payable

Convertible Notes Payable

In March 2024, the Company issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000.  One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs.  Issuance costs paid in cash totaling $521,423 and the value of the note issued upon issuance to the placement agent were expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024.

In June 2024, the Company issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5,494,395 and received aggregate cash of $5,386,228. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024.  Issuance costs paid in cash were negligible.  The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “Convertible Notes”.

The Convertible Notes are payable on demand in March 2029 and bear an annual interest rate of 6% through March 7, 2025 and 8% thereafter. Upon a qualified financing event the Convertible Notes convert into the shares issued in that qualified financing event at a price per share equal to 80% of the share price issued subject to a valuation cap. Upon a qualified transaction, the noteholders may elect to receive either 1.5x the principal and accrued interest balance in cash or convert into common shares.

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March Convertible Notes upon the date of issuance was $21,063,748.  The fair value of the June Convertible Notes upon the date of issuance was $5,494,395.  The fair value of the Convertible Notes as of June 30, 2024 has been determined to be $29,086,669 and the resultant change in fair value of $2,528,526 has been recorded in other income and expense in the condensed consolidated statement of operations comprehensive loss for the six months ended June 30, 2024.  The resultant change in fair value for the three months ended June 30, 2024 of $1,574,816 has been recorded in other income and expense in the consolidated statement of operations and comprehensive loss. As of June 30, 2024, the total principal and accrued interest of the Convertible Notes is $26,978,913 of which $420,770 is from the interest.

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest.

As of June 30, 2024 and December 31, 2023, the promissory note payable balance was $31,610 and $31,827, respectively, and continues to be automatically extended on a monthly basis.

In November 2023, the Company executed a promissory note payable with a finance company to fund its D&O insurance policy for $526,282.  This note bears interest at an annual rate of 8.74% and six monthly payments beginning in December 2023.  For the three and six months ended June 30, 2024, the Company recorded interest expense of $4,499 and $11,247, respectively.  As of June 30, 2024 there was no balance remaining to be paid on the promissory note payable.  As of December 31, 2023, the promissory note payable balance was $438,569.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of June 30, 2024 and December 31, 2023. There was no deferred revenue recorded as of January 1, 2023 and June 30, 2023.

8. Commitments and Contingencies

Purchase of Cyclotron

In November 2023, the cyclotron that the Company ordered was shipped. As of December 31, 2023, the equipment had not been delivered. As of December 31, 2023 the Company was obligated to purchase this equipment and recorded the other asset and other liability for the full cost of $1,653,000 on the consolidated balance sheet as of December 31, 2023.

In March 2024, the cyclotron was received by the Company and is recorded as property and equipment.  The financing company has paid the vendor, however, it is still working on finalizing the note payable with the Company as of June 30, 2024 and therefore the liability of $1,653,000 continues to be recorded as an other liability as of June 30, 2024.

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa. The initial phase of the project included the building of a plant that can support the production of at least 5kgs of Mo-100. The contracted cost for this phase was $6,800,000. The second phase of the project included the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000.

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

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller.  The balance due for the Initial Sale Shares as of June 30, 2024 is $1,235,250 and is recorded in other current liabilities on the condensed consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares.

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

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an $84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals. Dr. Gerdus Kemp, an officer of PET Labs Pharmaceuticals and an employee of ASP Isotopes UK Ltd, is the sole owner of the facility under this lease agreement.

A summary of long leases in the condensed consolidated balance sheet as of June 30, 2024 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$595,655	$59,746	$611,220	$670,966
Additional production, Pretoria, South Africa	306,197	177,221	128,976	306,197
Laboratory, Pretoria, South Africa	58,177	22,059	37,424	59,483
Office and production, Pretoria, South Africa	457,373	282,770	237,154	519,924
Total	$1,417,402	$541,796	$1,014,774	$1,556,570

A summary of long-term leases in the condensed consolidated balance sheet as of December 31, 2023 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$626,548	$53,504	$637,348	$690,852
Laboratory, Pretoria, South Africa	68,089	19,608	48,805	68,413
Office and production, Pretoria, South Africa	564,064	263,452	380,494	643,946
Total	$1,258,701	$336,564	$1,066,647	$1,403,211

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions.  The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs Pharmaceuticals and expensed the monthly payments for the three and six months ended June 30, 2024 and the two months ended December 31, 2023.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating Lease Cost
Operating lease cost	$167,692	$28,069	$316,592	$59,229
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$162,037	$21,572	$305,375	$45,520
Operating lease liabilities arising from obtaining right-of-use assets	$-	$-	$364,458	$-
Weighted average remaining lease term (years)	3.80	7.50	3.80	7.50
Weighted average discount rate	10.12%	7.50%	10.12%	7.50%

Future lease payments under noncancelable operating lease liabilities as of June 30, 2024 are as follows:

Operating Leases
Future Lease Payments
2024 (remaining six months)	$335,331
2025	676,330
2026	263,476
2027	129,538
2028	139,254
Thereafter	310,624
Total lease payments	$1,854,553
Less: imputed interest	(297,983)
Total lease liabilities	$1,556,570
Less current portion	(541,796)
Lease liability – noncurrent	$1,014,774

The Company records the expense from short term leases as incurred. For the three and six months ended June 30, 2024, the Company recorded $43,205 and $15,762 in rent expense from its short term leases in Pretoria, South Africa. As of June 30, 2024, there are no short term leases in effect. Lease expense from short term leases for the three and six months ended June 30, 2023 was $36,530.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). Subsequent to the acquisition of 51% of PET Labs Pharmaceuticals on October 31, 2023, the Company is party to nine ongoing finance leases in South Africa for certain fixed assets. In addition, In June 2024, the Company entered into a new finance lease for additional equipment.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended June 30, 2024	Three Months ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Finance Lease Cost
Interest on lease liabilities	$16,893	$—	$23,933	$—
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$24,468	$—	$38,846	$—
Amortization of right-of-use assets	$9,871	$—	$19,312	$—
Weighted average remaining lease term (years)	4.4	—	4.4	—
Weighted average discount rate	12.9%	—%	12.9%	—%

Future lease payments under noncancelable finance lease liabilities are as follows as of June 30, 2024:

Finance Leases
Future Lease Payments
2024 (remaining six months)	$101,183
2025	203,143
2026	202,645
2027	195,913
2028	157,005
Thereafter	47,463
Total lease payments	$907,352
Less: imputed interest	(224,191)
Total lease liabilities	$683,161
Less current portion	(120,595)
Lease liability – noncurrent	$562,566

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

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front.  In January 2024, the Company made a partial payment of $264,750 and the balance of $1,235,250 is expected to be paid in the second half of 2024 and is recorded in other current liabilities on the condensed consolidated balance sheet.

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
$1,895,348

Goodwill arising from the acquisition as of October 31, 2023 of $3,205,227 was attributable mainly to buyer specific synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

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

The changes to the carrying value of goodwill is as follows:

Balance as of October 31, 2023 (acquisition date)	$3,205,227
Translation adjustment	61,876
Balance as of December 31, 2023	3,267,103
Translation adjustment	22,060
Balance as of June 30, 2024	$3,289,163

ASP Rentals

In December 2023, ASP South Africa entered into a Shareholders Agreement (“ASP Rentals Shareholders Agreement”) with ASP Rentals, a newly formed equipment financing service provider formed for the sole purpose of providing financing to ASP South Africa for its significant asset purchases in South Africa. In accordance with the terms of the ASP Rentals Shareholders Agreement, ASP Rentals issued 24% of its capital stock to ASP South Africa for total consideration of ZAR 3,300,829 (which at the exchange rate as of December 31, 2023 was $180,387) and the remaining 76% of its capital stock was issued to two third party entities for combined consideration of ZAR 13,203,317 (which at the exchange rate as of December 31, 2023 was $721,548).

In June 2024, ASP Rentals issued additional capital stock to support additional financing to ASP South Africa and PET Labs Pharmaceuticals.  Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 3,671,412 (which at the exchange rate as of June 30, 2024 was $201,994) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 18,357,063 (which at the exchange rate as of June 30, 2024 was $1,009,969).

In addition to issuance of these shares, future ASP South Africa and PET Labs Pharmaceutical equipment purchases may also be financed by ASP Rentals through the issuance of additional shares.  ASP South Africa will only be entitled to dividend distributions upon the two third party entities receiving a designated return on their investment.

In conjunction with the ASP Rental Shareholders Agreement, ASP South Africa and PET Labs Pharmaceuticals have both entered into an Asset Sale Agreement and an Asset Rental Agreement with ASP Rentals in order to facilitate the financing of equipment recently purchased by ASP South Africa and PET Labs Pharmaceuticals. As a result of the transactions contemplated by these agreements, collectively, ASP Rentals is considered a variable interest entity. In addition, since the only function of ASP Rentals is to provide financing to ASP South Africa and PET Labs Pharmaceuticals, ASP Isotopes is considered to be the primary beneficiary of ASP Rentals. Therefore, ASP Rentals has been consolidated in accordance with ASC 810.

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

As of December 31, 2023, ASP Rentals had a receivable and an obligation to issue 76% of the common shares of ASP Rentals with non-affiliates for an aggregate of ZAR 13,203,317 (which at the exchange rate as of December 31, 2023 was $721,548). As of December 31, 2023, the Company had recorded $721,548 as a receivable from noncontrolling interest in current assets and a non-controlling interest in equity. All consideration for these common shares of ASP Rentals was received in January 2024.

In January 2024, a total of ZAR 14,351,431 (which at the exchange rate as of December 31, 2023 was $784,291) was transferred between ASP Rentals and ASP South Africa per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT. In June 2024, a total of ZAR 13,217,472 (which at the exchange rate as of June 30, 2024 was $727,199) was transferred between ASP Rentals and ASP South Africa and PET Labs Pharmaceuticals per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT.

12. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of June 30, 2024 and December 31, 2023.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 52,132,833 and 48,923,276 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through June 30, 2024.

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

In November 2022, the Company was required to issue shares of common stock with a then fair value totaling $50,000 to a consultant. The fair value of the 12,500 shares as of March 31, 2023 was $50,000.  There was no change in fair value for this award for the three and six months ended June 30, 2023. The fair value of the 12,500 shares issued in August 2023 was $18,125.

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares as of June 30, 2023 to the two consultants was $56,800.  The resulting change in fair value loss of the share liability was $28,600 and $115,700 for the three and six months ended June 30, 2023, respectively. The fair value of these shares issued in August 2023 to the two consultants was $145,000.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares as of June 30, 2023 was $56,800. The resulting change in fair value loss of the share liability was $28,600 and $36,900 for the three and six months ended June 30, 2023. The fair value of these shares issued in August 2023 was $145,000.

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

In May 2023, the Company was required to issue an aggregate of 100,000 shares of restricted common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $0.65 per share for a total value of $65,100. The fair value of these shares issuable to the consultant was $56,800 as of June 30, 2023 resulting in a change in fair value loss of share liability of $8,300 for the three and six months ended June 30, 2023. As of June 30, 2023, these shares had yet to be issued, however, they were settled prior to December 31, 2023.

In May 2023, the Company was required to issue an aggregate of 300,000 shares of restricted common stock to an employee. The Company determined that the fair value of this award was $0.55 per share for a total value of $165,000. The fair value of these shares issuable to the employee was $170,400 as of June 30, 2023 resulting in a change in fair value gain of share liability of $5,400 for the three and six months ended June 30, 2023. As of June 30, 2023, these shares had yet to be issued, however, they were settled prior to December 31, 2023.

The Company’s non-employee board members agreed to receive the 2022 and 2023 cash director fees totaling $240,000 in shares of common stock. As of June 30, 2024, these shares had yet to be issued, however, the value of the fees is now recorded as additional paid-in capital on the condensed consolidated balance sheet.

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

In January 2024, the Company was required to issue an aggregate of 100,000 shares of restricted common stock to a consultant that vests immediately. The Company determined that the fair value of this award was $1.95 per share for a total value of $195,000. The fair value of these shares as of June 30, 2024 was $306,000. The resulting change in fair value (loss) gain of the share liability was ($107,000) and $111,000 for the three and six months ended June 30, 2024.  These shares have not yet been issued as of June 30, 2024.

 In April 2024, the Company was required to issue an aggregate of 60,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $4.01 per share for a total value of $240,600 and recorded this as professional expense. The fair value of these shares issued upon settlement in June 2024 was $183,600. The resulting change in fair value loss of the share liability was $57,000 for the six months ended June 30, 2024.

In June 2024, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement.  The Company determined that the fair value of this award was $3.06 per share for a total value of $183,600 and recorded this amount as professional expense for the six months ended June 30, 2024.

Activity of the share liabilities for the six months ended June 30, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of June 30, 2024
Share liabilities originated in 2024	$-	$435,600	$54,000	$(183,600)	$306,000

Activity of the share liabilities for the six months ended June 30, 2023 is as follows:

	Share Liability as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liabilities as of June 30, 2023
Share liabilities originated in 2022	$140,455	$-	$(14,885)	$(75,570)	$50,000
Share liabilities originated in 2023	-	496,300	(155,500)	-	340,800
	$140,455	$496,300	$(170,385)	$(75,570)	$390,800

In July 2024, the Company issued 13,800,000 shares of common stock in a public offering at a public offering price of $2.50 per share for aggregate gross proceeds totaling $34,500,000. Issuance costs, including commissions and expenses totaled $2,247,500. Prior to June 30, 2024, the Company recorded deferred issuance costs related to this offering on the condensed consolidated balance sheet totaling $45,000.

Common Stock Warrants

The fair value of the warrants to purchase 3,386,076 shares of common stock issued in the three months ended March 31, 2023 was determined to be $2,882,621 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	0%

In April 2024, a warrant to purchase 3,164,557 shares of common stock was exercised and the Company received gross proceeds of $5,537,975. As an inducement for the warrant holder to exercise in cash, a warrant to purchase 1,225,000 shares of common stock at an exercise price of $3.90 per share was issued to that same warrant holder for no consideration (“Inducement Warrant”). The Inducement Warrant vests in October 2024 and expires in October 2029. The Company evaluated the terms of the Inducement Warrant and determined that it should be accounted for as an equity based warrant. The Company also evaluated the circumstances of the award and determined that the inducement should be treated as a deemed dividend.

The fair value of the Inducement Warrant was determined to be $2,779,659 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.37%
Expected term in years	5.5
Expected dividend yield	0%

The fair value of the Inducement Warrant is considered the deemed dividend and is removed from net loss for the purpose of determining the earnings per share on a basic and fully diluted basis.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2024, the Company added 2,446,164 shares to the 2022 Plan. As of June 30, 2024, 2,309,770 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”).  The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of June 30, 2024, 2,500,000 shares remain available for future grant under the 2024 Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000
Granted	-	$-
Forfeited	(35,000)	$2.00
Outstanding as of June 30, 2024	2,731,000	$1.90	7.9	$3,157,360

Exercisable as of June 30, 2024	1,996,623	$1.88	7.9	$2,356,120
Vested or expected to vest as of June 30, 2024	2,731,000	$1.90	7.9	$3,157,360

For the six months ended June 30, 2024, no options were granted.

The Company recorded stock compensation from options of $194,845 and $209,774 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded stock compensation from options of $391,032 and $565,985 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $858,347 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. The Company determined the performance condition probable during the three months ended June 30, 2024 and recognized stock compensation expense of $375,000.

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

In December 2022, the Company issued an aggregate of 1,550,000 shares of restricted common stock to its Chief Executive Officer and Chairman, then Interim Chief Financial Officer and a director that vest quarterly over one year from the date of the grant. The Company determined that the fair value of these awards was $1.58 per share for a total value of $2,449,000.

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

In October 2023, the Company was obligated to issue $100,000 of common stock to a board member for his services.  These shares were not awarded as of June 30, 2024, however, all related stock based compensation was recorded totaling $100,000 in October 2023.

In March 2024, the Company was obligated to issue 978,466 shares of restricted stock that vest over the period ending February 2025 to its Chief Executive Officer for his services during 2023. These shares were not issued as of June 30, 2024, however, stock based compensation was recorded beginning in March 2024.

In March 2024, the Company was obligated to issue 100,000 shares of restricted stock that vest over the period ending October 2024 to an executive of PET Labs Pharmaceuticals for his services.  These shares were issued in June 2024, however, stock based compensation was recorded beginning in March 2024.

In January 2024, the Company was obligated to issue $100,000 of common stock to a board member for his services.  These shares were not awarded as of June 30, 2024, however, all related stock based compensation was recorded totaling $100,000 in January 2024.

In June 2024, the Company awarded and issued an aggregate of 150,000 shares of restricted common stock to two employees that vests quarterly over one year from each employee’s start date. The Company determined that the fair value of these awards was $3.15 per share for a total value of $472,500.

The Company recorded stock compensation from stock awards totaling $2,323,171 and $2,164,912 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded stock compensation from stock awards totaling $3,840,639 and $3,952,800 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there is $6,996,549 of unrecognized compensation cost related to the non-vested portion of restricted stock awards that is expected to be recognized over the next year.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	4,489,186	$1.42
Granted	250,000	$3.54
Vested	(1,864,186)	$0.54
Forfeited and retired	(325,000)	$1.19
Unvested as of June 30, 2024	2,550,000	$2.45

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Selling, general and administrative	$2,436,295	$2,281,277	$4,066,886	$4,332,985
Research and development	81,721	93,409	164,784	185,800
Total	$2,518,016	$2,374,686	$4,231,670	$4,518,785

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on warrant to purchase common stock	$(8,932,925)	$(4,286,346)	$(15,881,010)	$(7,901,424)
Deemed dividend on warrant to purchase common stock	(2,779,659)	-	(2,779,659)	-
Net loss attributable to ASP Isotopes Inc. shareholders	$(11,712,584)	$(4,286,346)	$(18,660,669)	$(7,901,424)
Denominator:
Weighted average common stock outstanding, basic and diluted	49,136,009	29,796,065	46,848,926	29,535,060
Net loss per share, basic and diluted	$(0.24)	$(0.14)	$(0.40)	$(0.27)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2024	2023
Options to purchase common stock	2,731,000	2,851,000
Warrants to purchase common stock	1,446,519	3,386,076
Unvested restricted stock	2,550,000	6,867,562
Total shares of common stock equivalents	6,727,519	13,104,638

15. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 was -0.1%. The Company had no income tax expense due to operating losses incurred for the three months ended June 30, 2023, as the Company had a full valuation allowance on the net deferred tax asset. The effective tax rate for the three month period ended June 30, 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company’s effective tax rate for the six months ended June 30, 2024 was 0.2%. The Company had no income tax expense due to operating losses incurred for the six months ended June 30, 2023, as the Company had a full valuation allowance on the net deferred tax asset. The effective tax rate for the six month period ended June 30, 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the three and six months ended June 30, 2024. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of June 30, 2024, there were no uncertain tax positions.

As of June 30, 2024, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which we are subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

16. Subsequent Events

The Company has evaluated subsequent events through August 19, 2024, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as noted in Note 12.

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

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). We have commissioned an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa, which will be ready for production upon the final installation of essential components, and we expect to start commercial supply of C-14 during the second half of 2024. We anticipate completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa during the second half 2024, and we expect to start initial commercial supply of Si-28 during the second half 2024. In addition, we have started planning additional isotope enrichment plants. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. In addition, we are considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market.

We are also developing Quantum Enrichment technology to produce enriched Ytterbium-176, Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU- fueled small modular reactors that are now under development for commercial and government uses.  Our first quantum enrichment facility is expected to complete construction and commissioning during the fourth quarter 2024 with first commercial production of Yb-176 also expected during the fourth quarter 2024.

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

In July 2024, the Company issued 13,800,000 in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses.

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

We may need to raise substantial additional capital in the future. In addition, we cannot forecast which future isotopes may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Select income statement information as of the three months ended June 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
Segment	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Specialist isotopes and related services	$1,022,299	$-	$(6,029,170)	$(4,286,346)
Nuclear fuels	-	-	(2,852,272)	-
	$1,022,299	$-	$(8,881,442)	$4,286,346)

Select income statement information as of the six months ended June 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
Segment	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Specialist isotopes and related services	$1,862,653	$-	$(10,915,007)	$(7,901,424)
Nuclear fuels	-	-	(4,931,279)	-
	$1,862,653	$-	$(15,846,286)	$(7,901,424)

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenue	$1,022,299	$-
Cost of goods sold	601,275	-
Gross profit	421,024	-

Operating expenses:
Research and development	473,302	252,880
Selling, general and administrative	7,405,178	4,094,664
Total operating expenses	7,878,480	4,347,544
Other (expense) income:
Foreign exchange transaction loss	26,147	-
Change in fair value of share liability	164,000	60,100
Change in fair value of convertible notes payable	(1,574,816)	-
Interest expense	(69,078)	-
Interest income	43,530	1,098
Total other (expense) income	(1,410,217)	61,198
Loss before income tax expense	$(8,867,673)	$(4,286,346)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs Pharmaceuticals, the Company has recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the three and six months ended June 30, 2024.  In addition, the Company has recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs Pharmaceuticals for the same periods.  No revenue or cost of goods sold was recognized for the three months ended June 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Indirect costs:
Personnel-related costs	$149,020	$133,409
License fees	-	-
Consulting and professional	174,490	50,000
Facility and other expenses	149,792	69,471
Total research and development expenses	$473,302	$252,880

Research and development expenses were $473,302 for the three months ended June 30, 2024. These expenses include $149,020 of personnel-related costs, including $81,721 in stock-based compensation, $174,490 in consulting and professional costs, $88,344 in facility expenses and $61,448 in other expenses.

Research and development expenses were $252,880 for the three months ended June 30, 2023. These expenses include $133,409 of personnel-related costs, including $93,409 in stock-based compensation, and $50,000 in consulting and professional costs, and $69,471 in facility expenses.

The increase in personnel-related costs is  primarily attributable to the increase in headcount.  The increase in consulting and professional costs is due to increased outsourced development activity for new specialty isotopes.  The increase in facility and other is due to increase in space dedicated to development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,405,178 for the three months ended June 30, 2024. These expenses include $1,176,113 of personnel-related costs, $2,436,295 in stock-based compensation, $1,484,255 of professional services and legal related fees and $2,308,515 in facility and other corporate expenses.

Selling, general and administrative expenses were $4,094,664 for the three months ended June 30, 2023. These expenses include $2,895,595 of personnel-related costs, $2,281,277 in stock-based compensation, $743,389 of professional services and legal related fees and $455,680 in facility and other corporate expenses.

The increase in personnel-related costs is due to an increase in headcount and salaries.  The increase in stock-based compensation is due to the timing of the vesting of awards.  The increase in professional services and legal related fees is primarily attributable to the timing of corporate activity.  The increase in facility and other corporate expenses is primarily attributable to the expansion of our operations in 2024 and commission and fee expenses related to the issuance of convertible notes payable.

Other Income and Expense

Other expense for the three months ended June 30, 2024 was $1,410,217, which includes a $164,000 change in the fair value of the share liability related to the shares issuable to a consultant and a $1,574,816 change in fair value of the convertible notes payable issued in March and June 2024.

Other income for the three months ended June 30, 2023 was $61,198, which includes a $60,100 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	$1,862,653	$-
Cost of goods sold	1,162,759	-
Gross profit	699,894	-

Operating expenses:
Research and development	688,436	460,214
Selling, general and administrative	13,283,724	7,612,154
Total operating expenses	13,972,160	8,072,368
Other (expense) income:
Foreign exchange transaction loss	1,804	(935)
Change in fair value of share liability	(54,000)	170,385
Change in fair value of convertible notes payable	(2,528,526)	-
Interest expense	(82,866)	-
Interest income	55,718	1,494
Total other (expense) income	(2,607,870)	170,944
Loss before income tax expense	$(15,880,136)	$(7,901,424)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs Pharmaceuticals, the Company has recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the three and six months ended June 30, 2024.  In addition, the Company has recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs Pharmaceuticals for the same periods.  No revenue or cost of goods sold was recognized for the six months ended June 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Indirect costs:
Personnel-related costs	$304,625	$255,800
License fees	-	-
Consulting and professional	174,490	100,000
Facility and other expenses	209,321	104,414
Total research and development expenses	$688,436	$460,214

Research and development expenses were $688,436 for the six months ended June 30, 2024. These expenses include $304,625 of personnel-related costs, including $164,784 in stock-based compensation, $174,490 in consulting and professional, and $209,321 in facility and other expenses.

Research and development expenses were $460,214 for the six months ended June 30, 2023. These expenses include $255,800 of personnel-related costs, including $185,800 in stock-based compensation, and $204,414 in consulting, facility and other expenses.

The increase in personnel-related costs is mainly due to the increase in headcount and related costs.  The increase in consulting and professional is due to increased outsourced development activity for new specialty isotopes.  The increase in facility is due to increase in space dedicated to development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13,283,724 for the six months ended June 30, 2024. These expenses include $1,996,363 of personnel-related costs, $4,066,886 in stock-based compensation, $3,657,175 of professional services and legal related fees and $3,563,300 in facility and other corporate expenses.

Selling, general and administrative expenses were $7,612,154 for the six months ended June 30, 2023. These expenses include $903,374 of personnel-related costs, $4,332,985 in stock-based compensation, $1,496,808 of professional services and legal related fees and $878,987 in facility and other corporate expenses.

The increase in personnel-related costs is due to an increase in headcount and salaries.  The increase in stock-based compensation is due to the timing of the vesting of awards.  The increase in professional services and legal related fees is mainly due to the timing of corporate activity.  The increase in facility and other corporate expenses is mainly due to the expansion of our operations in 2024 and commission and fee expenses related to the issuance of convertible notes payable.

Other Income and Expense

Other expense for the six months ended June 30, 2024 was $2,607,870, which includes a $54,000 change in the fair value of the share liability related to the shares issuable to a consultant and a $2,528,526 change in fair value of the convertible notes payable issued in March and June 2024.

Other income for the six months ended June 30, 2023 was $170,944, which includes a $170,385 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO, subsequent common stock offerings and the issuance of convertible notes payable. In July 2024, the Company issued 13,800,000 in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses.

As of June 30, 2024, we had cash and cash equivalents of $28.3 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents, along with gross proceeds of $34.5 million received in July 2024 from the issuance of common stock, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash provided by (used in):
Operating activities	$(8,095,256)	$(2,701,890)
Investing activities	(3,867,903)	(508,607)
Financing activities	32,414,967	4,493,610
Net increase in cash and cash equivalents	$20,451,808	$1,283,113

Operating Activities

Net cash used in operating activities was $8,095,256 for the six months ended June 30, 2024 and was primarily due to our net loss of $15,846,286, adjusted for stock-based compensation expense of $4,231,670, non-cash issuance costs for the convertible notes payable of $621,915, amortization of right-of-use asset of $217,997, issuance of common stock to a consultant with a fair value of $619,200, change in fair values of $2,582,526, change in deferred tax liabilities of $39,068 and a $734,590 change in our operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities was $3,867,903 for the six months ended June 30, 2024 and was comprised of the purchase of machinery and equipment, vehicles and construction in progress.

Net cash used in investing activities was $508,607 for the six months ended June 30, 2023 and was comprised of additional construction in progress.

Financing Activities

Net cash provided by financing activities was $32,414,967 for the six months ended June 30, 2024 and was comprised primarily of gross proceeds of $25,936,228 from the issuance of convertible notes payable, proceeds of $5,537,975 from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $807,975, proceeds from collection of receivable from noncontrolling interest in VIE of $705,403, partially offset by payments of $438,569 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $61,929 and distribution to noncontrolling interest in VIE of $27,116.

Net cash provided by financing activities was $4,493,610 for the six months ended June 30, 2023, and was comprised primarily of net proceeds of $4,493,610 from the sale and issuance of 3,164,557 shares of our common stock in March 2023.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of June 30, 2024. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2024, the Company has hired a new Chief Financial Officer in order to address the internal control environment.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Cautionary Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 10, 2024 and as amended by Forms 10-K/A filed with the SEC on April 29, 2024 and July 1, 2024. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended) are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Warrant issued to Armistice Capital Master Fund Ltd. dated April 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024).
10.1

Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of June 5, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.2

Registration Rights Agreement, dated as of June 5, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.3

Form of Warrant Inducement Agreement by and between ASP Isotopes Inc. and Holder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024).

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

ASP Isotopes Inc.

Date: August 19, 2024	By:	/s/ Paul E. Mann
Paul E. Mann
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)

