Form 10-Q
period 2024-09-30
ASP Isotopes Inc.
filed 2024-11-19
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 71,390,107 shares of common stock, $0.01 par value per share, outstanding.

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
•
operational risk;
•
costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act; and
•
other factors that are described in “Risk Factors,” on page 38.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$51,571,540	$7,908,181
Accounts receivable	560,429	216,504
Inventory	84,851	—
Receivable from noncontrolling interests	—	721,548
Prepaid expenses and other current assets	3,872,444	1,664,023
Total current assets	56,089,264	10,510,256
Property and equipment, net	22,984,292	10,712,839
Operating lease right-of-use assets, net	1,360,829	1,258,701
Goodwill	3,461,459	3,267,103
Other noncurrent assets	229,899	1,793,014
Total assets	$84,125,743	$27,541,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,797,536	$1,111,819
Accrued expenses	1,762,422	1,311,245
Notes payable	33,446	470,396
Finance lease liabilities – current	695,235	61,941
Operating lease liabilities – current	589,457	336,564
Deferred revenue	882,000	882,000
Other current liabilities	1,249,249	1,500,000
Share liability	416,652	—
Total current liabilities	7,425,997	5,673,965
Deferred tax liabilities	83,867	110,578
Convertible notes payable, at fair value	31,778,742	—
Finance lease liabilities – noncurrent	1,913,143	207,092
Operating lease liabilities – noncurrent	912,519	1,066,647
Other noncurrent liabilities	—	1,653,000
Total liabilities	42,114,268	8,711,282
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 68,409,116 and 48,923,276 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	684,092	489,233
Additional paid-in capital	84,406,759	40,567,003
Accumulated deficit	(46,991,549)	(23,839,300)
Accumulated other comprehensive income (loss)	595,735	(920,982)
Total ASP Isotopes stockholders’ equity	38,695,037	16,295,954
Noncontrolling interests	3,316,438	2,534,677
Total stockholders’ equity	42,011,475	18,830,631
Total liabilities and stockholders’ equity	$84,125,743	$27,541,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,087,695	$—	$2,950,348	$—
Cost of goods sold	793,714	—	1,956,473	—
Gross profit	293,981	—	993,875	—
Operating expenses:
Research and development	1,034,446	239,199	1,722,882	699,413
Selling, general and administrative	4,693,158	3,707,311	17,976,882	11,319,465
Total operating expenses	5,727,604	3,946,510	19,699,764	12,018,878
Loss from operations	(5,433,623)	(3,946,510)	(18,705,889)	(12,018,878)
Other (expense) income:
Foreign exchange transaction loss	(131,247)	—	(129,443)	(935)
Change in fair value of share liability	381,969	(279,425)	327,969	(109,040)
Change in fair value of convertible notes payable	(2,692,073)	—	(5,220,599)	—
Interest income	602,181	3,452	657,899	4,946
Interest expense	(90,966)	—	(173,832)	—
Total other expense	(1,930,136)	(275,973)	(4,538,006)	(105,029)
Loss before income tax expense	(7,363,759)	(4,222,483)	(23,243,895)	(12,123,907)
Income tax provision	8,370	—	42,220	—
Net loss before allocation to noncontrolling interests	(7,355,389)	(4,222,483)	(23,201,675)	(12,123,907)
Less: Net loss attributable to noncontrolling interests	(84,150)	—	(49,426)	—
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(7,271,239)	$(4,222,483)	$(23,152,249)	$(12,123,907)
Deemed dividend on inducement warrant for common stock	—	—	(2,779,659)	—
Net loss attributable to ASP Isotopes Inc. shareholders	$(7,271,239)	$(4,222,483)	$(25,931,908)	$(12,123,907)
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.12)	$(0.14)	$(0.50)	$(0.40)
Weighted average shares of common stock outstanding, basic and diluted	61,532,172	31,147,749	51,779,067	29,954,321

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(7,355,389)	$(4,222,483)	$(23,201,675)	$(12,123,907)
Foreign currency translation	1,297,026	(64,644)	1,516,717	(1,541,170)
Total comprehensive loss before allocation to noncontrolling interests	(6,058,363)	(4,287,127)	(21,684,958)	(13,665,077)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(18,430)	—	26,343	—
Total comprehensive loss	$(6,039,933)	$(4,287,127)	$(21,711,301)	$(13,665,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	—	—	—	—
Stock-based compensation expense	—	—	1,713,654	—	—	—	1,713,654
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(8,694)	(8,694)
Foreign currency translation	—	—	—	(543,729)	—	—	(543,729)
Net loss	—	—	—	—	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	$485,983	$42,283,907	$(1,464,711)	$(30,787,385)	$2,509,224	$13,027,018
Issuance of common stock from warrant exercise	3,164,557	31,646	5,506,329	—	—	—	5,537,975
Issuance of restricted common stock	250,000	2,500	(2,500)	—	—	—	—
Issuance of common stock to consultant	60,000	600	183,000	—	—	—	183,600
Settlement of liabilities with consultants	60,000	600	183,000	—	—	—	183,600
Board fee liabilities to be settled with shares	—	—	240,000	—	—	—	240,000
Stock-based compensation expense	—	—	2,518,016	—	—	—	2,518,016
Contribution from noncontrolling interest in VIE	—	—	—	—	—	807,975	807,975
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(18,422)	(18,422)
Foreign currency translation	—	—	—	763,420	—	—	763,420
Net loss	—	—	—	—	(8,932,925)	51,483	(8,881,442)
Balance as of June 30, 2024	52,132,833	$521,329	$50,911,752	$(701,291)	$(39,720,310)	$3,350,260	$14,361,740
Issuance of common stock, net of issuance costs of $2,194,041	13,800,000	138,000	32,167,959	—	—	—	32,305,959
Issuance of restricted common stock	1,678,466	16,785	(16,785)	—	—	—	—
Issuance of restricted common stock to consultants	150,000	1,500	327,750	—	—	—	329,250
Issuance of common stock to board members	497,817	4,978	(4,978)	—	—	—	—
Settlement of liabilities with consultant	150,000	1,500	(1,500)	—	—	—	—
Commission fee liability to be settled with cash and common stock warrant	—	—	(1,045,529)	—	—	—	(1,045,529)
Stock-based compensation expense	—	—	2,068,090	—	—	—	2,068,090
Contribution from noncontrolling interest in VIE	—	—	—	—	—	83,504	83,504
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(33,176)	(33,176)
Foreign currency translation	—	—	—	1,297,026	—	—	1,297,026
Net loss	—	—	—	—	(7,271,239)	(84,150)	(7,355,389)
Balance as of September 30, 2024	68,409,116	$684,092	$84,406,759	$595,735	$(46,991,549)	$3,316,438	$42,011,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$—	$9,817,461
Issuance of common stock and warrants, net of issuance costs of $506,390	3,164,557	31,646	4,461,964	—	—	—	4,493,610
Cancellation of common stock received in exchange for issuance of preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	—	—	—	—
Issuance of common stock in lieu of commissions	57,250	573	74,997	—	—	—	75,570
Issuance of restricted common stock	1,256,750	12,567	(12,567)	—	—	—	-
Stock-based compensation expense	—	—	2,144,099	—	—	—	2,144,099
Foreign currency translation	—	—	—	(1,003,853)	—	—	(1,003,853)
Net loss	—	—	—	—	(3,615,078)	—	(3,615,078)
Balance as of March 31, 2023	37,385,684	$373,857	$23,454,919	$(748,823)	$(11,168,144)	$—	$11,911,809
Settlement of liabilities with related party	—	—	626,223	—	—	—	626,223
Stock-based compensation expense	—	—	2,374,686	—	—	—	2,374,686
Foreign currency translation	—	—	—	(472,673)	—	—	(472,673)
Net loss	—	—	—	—	(4,286,346)	—	(4,286,346)
Balance as of June 30, 2023	37,385,684	$373,857	$26,455,828	$(1,221,496)	$(15,454,490)	$—	$10,153,699
Issuance of restricted common stock	500,000	5,000	(5,000)	—	—	—	-
Settlement of liabilities with consultants	462,500	4,625	696,500	—	—	—	701,125
Stock-based compensation expense	—	—	2,071,790	—	—	—	2,071,790
Foreign currency translation	—	—	—	(64,644)	—	—	(64,644)
Net loss	—	—	—	—	(4,222,483)	—	(4,222,483)
Balance as of September 30, 2023	38,348,184	$383,482	$29,219,118	$(1,286,140)	$(19,676,973)	$—	$8,639,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating activities
Net loss	$(23,201,675)	$(12,123,907)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	425,630	969
Loss on disposal of property and equipment	1,666	—
Stock-based compensation expense	6,299,760	6,590,576
Convertible note payable for non-cash issuance costs	621,915	—
Shares issued for non-cash consultant expense	783,200	669,700
Change in fair value of share liability	(327,969)	109,040
Change in fair value of convertible notes payable	5,220,599	—
Change in right-of-use lease asset	343,473	49,173
Change in deferred tax liabilities	(31,149)	—
Changes in operating assets and liabilities:
Accounts receivable	(309,762)	—
Inventory	(79,395)	—
Prepaid expenses and other current assets	(2,062,720)	132,677
Other noncurrent assets	(11,000)	(48,812)
Accounts payable	(286,173)	(298,663)
Accrued expenses	329,489	712,368
Deferred revenue	—	882,000
Operating lease liability	(354,663)	(30,292)
Other current liabilities	(296,780)	-
Net cash used in operating activities	(12,935,554)	(3,355,171)
Cash flows from investing activities
Purchases of property and equipment	(8,352,422)	(1,190,157)
Net cash used in investing activities	(8,352,422)	(1,190,157)
Cash flows from financing activities
Proceeds from issuance of common stock	34,500,000	5,000,000
Common stock issuance costs	(2,194,041)	(506,390)
Proceeds from exercise of warrants	5,537,975	—
Proceeds from noncontrolling interest in VIE	891,479	—
Proceeds from collection of receivable from noncontrolling interest in VIE	706,774	—
Distribution to noncontrolling interest in VIE	(60,292)	—
Proceeds from issuance of convertible notes payable	25,936,228	—
Payment of notes payable	(438,569)	—
Payment of principal portion of finance leases	(38,347)	—
Net cash provided by financing activities	64,841,207	4,493,610
Net change in cash and cash equivalents	43,553,231	(51,718)
Effect of exchange rate changes on cash and cash equivalents	110,128	(50,617)
Cash and cash equivalents - beginning of period	7,908,181	2,389,140
Cash and cash equivalents - end of period	$51,571,540	$2,286,805

Supplemental disclosures of non-cash investing and financing activities:
Settlement of liabilities with related party	$—	$626,223
Right-of-use asset obtained in exchange for operating lease liability	$364,458	$—
Right-of-use asset obtained in exchange for finance lease liability	$1,732,464	$—
Purchase of property and equipment included in accounts payable	$952,035	$—
Deemed dividend on inducement warrant	$2,779,659	$—
Board fees settled with common stock	$240,000	$—
Commission fee liability to be settled with cash and common stock warrant	$1,045,529	$—
Settlement of share liability	$—	$776,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021, and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary ASP Isotopes Guernsey Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”), a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), a 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd (“ASP UK”), a subsidiary of ASP Guernsey, was incorporated in July 2022. ASPI South Africa Asset Finance Proprietary Limited ("ASP SA Asset Finance”), a subsidiary of ASP South Africa, was incorporated in July 2024. PET Labs Global Nuclear Medicine SEZC (“PET Labs Global”), a subsidiary of ASP Guernsey, was incorporated in June 2024 in the Cayman Islands. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc. operates in South Africa. ASP Isotopes Inc.’s subsidiary, Quantum Leap Energy LLC, was formed in the state of Delaware in September 2023 and began operations in February 2024. Quantum Leap Energy LLC’s subsidiary Quantum Leap Energy Proprietary Limited (“Quantum Leap Energy South Africa”), has its operations in South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company’s proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). The Company has completed an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa and we expect to start commercial supply of C-14 in the first quarter of 2025, assuming timely delivery of the feedstock from the Company's customer. The Company anticipates completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa in the fourth quarter 2024, and the Company expects to start initial commercial supply of Si-28 in early 2025. In addition, the Company has started planning additional isotope enrichment plants. The Company believes the C-14 it may develop using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals. The Company believes that the Mo-100 it may develop using the ASP technology has significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. The Company believes the Si-28 it may develop using the ASP technology may be used to develop advanced semiconductors and in quantum computing. In addition, the Company is considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine-37 for potential use in the nuclear energy end market.

The Company is also developing quantum enrichment technology to produce enriched Ytterbium-176 (“Yb-176”), Nickel-64, Lithium6, Lithium-7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. The Company believes the U-235 that it may develop using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses. The construction of the Company's first quantum enrichment facility was completed in August 2024, and the Company produced the first semi-finished material of enriched Yb-176 during the commissioning phase of the plant in October 2024. The Company expects to be able to achieve a 99.75% enrichment for Yb-176 and offer highly enriched Yb-176 for commercial sale during 2025. The Company also expects to proceed with the plans to construct Nickel-64 and Lithium- 6/7 quantum enrichment plants with targeted production during 2025.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $23,201,675 and $12,123,907 for the nine months ended September 30, 2024 and 2023, respectively.

The Company currently expects that its cash and cash equivalents of $51,571,540 as of September 30, 2024 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. In November 2024, the Company issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share for net proceeds of approximately $17,100,000. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023.

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation expense, the accounting for the acquisition of PET Labs and fair value measurement of the convertible notes payable and warrants. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa and Quantum Leap Energy South Africa is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals is the South African Rand. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations and comprehensive loss. Assets and liabilities of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand are recorded in South African Rand and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentration of Credit Risk and other Risks

Cash balances maintained at U.S. financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the nine months ended September 30, 2024 and 2023.

The Company's foreign subsidiaries held cash of approximately $2,062,000 and $1,963,000 as of September 30, 2024 and December 31, 2023, respectively, which is included in cash on the consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents of $186,229 in the form of money market funds as of September 30, 2024. The Company had no cash equivalents as of December 31, 2023.

Segment Information

As of December 31, 2023, the Company managed its operations as a single segment, specialist isotopes and related services. Beginning in 2024, primarily as a result of increased business activities of its subsidiary, Quantum Leap Energy LLC, the Company has two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended September 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$1,087,695	$—	$(3,722,764)	$(4,222,483)
Nuclear fuels	—	—	(3,632,625)	—
	$1,087,695	$—	$(7,355,389)	$(4,222,483)

Select information from the consolidated statements of operations and comprehensive loss as of the nine months ended September 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$2,950,348	$—	$(14,637,771)	$(12,123,907)
Nuclear fuels	—	—	(8,563,904)	—
	$2,950,348	$—	$(23,201,675)	$(12,123,907)

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

The Company’s share liability (Note 12) is measured as a Level 1 fair value on a recurring basis. There was no share liability as of December 31, 2023. The Company’s share liability was $416,652 as of September 30, 2024. The Company’s convertible notes payable (Note 6) is measured as a Level 3 fair value on a recurring basis and was $31,778,742 as of September 30, 2024. There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2024. The following table provides a reconciliation of the Company’s liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs:

Convertible Notes Payable
Balance as of December 31, 2023	—
Fair value at issuance	26,558,143
Fair value adjustment	5,220,599
Settlement of liability	—
Balance as of September 30, 2024	$31,778,742

The carrying amounts of accounts payable, accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition

The Company’s revenue relates to PET Labs, in which the Company acquired 51% ownership on October 31, 2023 (Note 11). The Company recognizes revenue in accordance with Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into transactions with radiopharmacy companies that are within the scope of ASC 606. The terms of these transactions include payment for delivery of nuclear medical doses for PET scanning in South Africa.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of September 30, 2024, December 31, 2023 and January 1, 2023 there was no allowance for expected credit losses.

Inventory

The Company uses the first in, first out inventory method to account for its inventory. As of September 30, 2024, inventory consists of raw materials and is stated at the lower of cost or net realizable value. There was no inventory as of December 31, 2023.

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

The Company assigns the useful lives of its property and equipment based upon its internal engineering estimates, which are reviewed periodically. The estimated useful lives of the Company's property and equipment range from 3 to 10 years, or the shorter of the useful life or remaining life of the lease for leasehold improvements. Depreciation is recorded using the straight-line method.

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

Property and equipment acquired in the acquisition of PET Labs was measured at fair value on October 31, 2023. The fair value forms the new basis of these assets and is depreciated over the remaining estimated useful lives of the related assets.

Business Combination and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC Topic 805 Business Combinations ("ASC 805"), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Convertible Notes Payable

Convertible notes payable are accounted for in accordance with ASC Topic 825, Financial Instruments ("ASC 825"). Upon issuance the Company has elected the fair value option to account for the convertible notes payable. Changes in fair value during the reporting period are recognized in other income (expense) in the consolidated statement of operations and comprehensive loss.

Leases

Leases are accounted for in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, and considering the region in which the ROU asset and liabilities are located.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2024 or 2023.

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

Selling, General and Administrative Costs

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation expense, related to the Company's executive, finance, business development, legal, human resources and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Stock-based Compensation Expense

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

Stock-based compensation expense is classified in the statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

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

Prior to the acquisition of 51% of PET Labs in October 2023, the Company had generated net losses since inception and accordingly had not recorded a provision for income taxes. Subsequent to the acquisition of 51% of PET Labs, the Company records the provision for income taxes for the activity from PET Labs operations.

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

In November 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed financial statements at adoption date.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The Company is still assessing the impact of adopting this standard.

3. Revenue

In connection with the Company's acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. For the three and nine months ended September 30, 2024, the Company recognized revenue of $1,087,695 and $2,950,348, respectively. Since the acquisition did not occur until October 2023, there is no accounts receivable as of January 1, 2023 and no revenue was recognized for the three and nine months ended September 30, 2023.

The following table presents changes in the Company’s accounts receivable for the nine months ended September 30, 2024:

	Balance as of December 31, 2023	Additions	Deductions	Balance as of September 30, 2024
Accounts receivable	$216,504	$2,950,348	$(2,606,423)	$560,429

4. Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	Useful Lives (Years)	September 30, 2024	December 31, 2023
Construction in progress	-	$14,227,486	$9,108,923
Tools, machinery and equipment	3 - 10	8,598,704	1,458,654
Computer equipment	3 - 4	114,231	60,447
Vehicles	5	257,158	39,849
Software	5	1,737	1,639
Office furniture	7	144,213	59,588
Leasehold improvements	5	126,134	21,446
Property and equipment, at cost		23,469,663	10,750,546
Less accumulated depreciation		(485,371)	(37,707)
Property and equipment, net		$22,984,292	$10,712,839

The Carbon-14 plant (which is included within tools, machinery and equipment) was completed in June 2024 and depreciation began in July 2024. The Company is currently building two other plants in Pretoria, South Africa: a multi-isotope plant and a laser isotope separation plan using quantum enrichment technology. Costs incurred for the other two plants are considered construction in progress because the work is not complete as of September 30, 2024. Costs incurred for the plants as of December 31, 2023 are considered construction in progress. There was no depreciation expense as it relates to the construction in progress for the three and nine months ended September 30, 2024 and 2023. Depreciation expense for all other asset categories was $175,916 and $802 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense for all other categories was $425,630 and $969 for the nine months ended September 30, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued professional	$503,386	$447,295
Accrued salaries and other employee costs	1,169,277	845,344
Accrued other	89,759	18,606
Total accrued expenses	$1,762,422	$1,311,245

6. Notes Payable

Convertible Notes Payable

In March 2024, the Company issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000. One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs. Issuance costs paid in cash totaling $521,423 and the value of the note issued upon issuance to the placement agent were expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.

In June 2024, the Company issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5,494,395 and received aggregate cash of $5,386,228. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024. Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “Convertible Notes”.

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

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21,063,748. The fair value of the June Convertible Notes on the date of issuance was $5,494,395. The fair value of the Convertible Notes as of September 30, 2024 has been determined to be $31,778,742 and the resultant change in fair value of $5,220,599 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024. The resultant change in fair value for the three months ended September 30, 2024 of $2,692,073 has been recorded in other income and expense in the consolidated statement of operations and comprehensive loss. The fair value of the Convertible Notes as of June 30, 2024 has been determined to be $29,086,669 and the resultant change in fair value of $2,528,526 has been recorded in other income and expense in the condensed consolidated statement of operations comprehensive loss for the six months ended June 30, 2024. As of September 30, 2024, the total principal and accrued interest of the Convertible Notes is $27,380,563 of which $822,420 is from the interest.

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. As of September 30, 2024 and December 31, 2023, the promissory note payable balance was $33,446 and $31,827, respectively, and continues to be automatically extended on a monthly basis.

In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers insurance policy for $526,282. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December

2023. The note was repaid in full in May 2024. For the nine months ended September 30, 2024, the Company recorded interest expense of $11,247. As of December 31, 2023, the promissory note payable balance was $438,569.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and Molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of September 30, 2024 and December 31, 2023. There was no deferred revenue recorded as of January 1, 2023 and September 30, 2023.

8. Commitments and Contingencies

Purchase of Cyclotron

In November 2023, the cyclotron that the Company ordered was shipped. As of December 31, 2023, the equipment had not been delivered; however, the Company was obligated to purchase this equipment and recorded the full cost of $1,653,000 in other noncurrent assets and other noncurrent liabilities on the consolidated balance sheet as of December 31, 2023.

In March 2024, the cyclotron was received by the Company and is recorded as property and equipment. The financing company has paid the vendor. The Company financed the cost of this equipment and it is recorded in finance lease liabilities as of September 30, 2024.

Klydon Proprietary Limited

In November 2021, the Company entered into an agreement with Klydon Proprietary Limited (“Klydon”) to design and build a plant to enrich Molybdenum in South Africa (the "Turnkey Contract"). The initial phase of the project included the building of a plant that can support the production of at least 5kgs of Mo-100. The contracted cost for this phase was $6,800,000. The second phase of the project included the production to be increased to 20kgs of Mo-100 with an additional cost of $6,000,000.

Klydon performed a portion of the services required under the Turnkey Contract; however, some services were incomplete and many of the services were not completed within the time frame required. As a result, Klydon and ASP South Africa entered into an Acknowledgement of Debt Agreement dated November 30, 2022, whereby Klydon (i) agreed to pledge its assets (the “Pledged Assets”) to ASP South Africa to secure its performance of the Turnkey Contract by December 31, 2022, and (ii) acknowledged that ASP South Africa would suffer damages in the amount of $6,050,000 (“Damage Amount”) should it fail to perform. Under the Acknowledgement of Debt Agreement, the Pledged Assets would serve as collateral for Klydon’s obligation to pay the Damage Amount should Klydon fail to perform. In connection therewith, also on November 30, 2022, ASP South Africa and Klydon entered into a Deed of Security Agreement whereby, if Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, all of Klydon’s rights of any nature to and interests of any nature in the Pledged Assets would be transferred to ASP South Africa. Klydon failed to complete its obligations under the Turnkey Contract by December 31, 2022, however, the Company did not perfect its interests in the assets until April 4, 2023. The Company did not believe that the amounts owed by Klydon were realizable, nor did the Company know the timing of any recovery payments. Therefore, a loss recovery receivable was not recorded at any time prior to April 4, 2023.

On April 4, 2023, the Company perfected its interest under the Acknowledgement of Debt Agreement, pursuant to which the Company acquired certain intellectual property from Klydon (“Klydon Settlement”). In addition, the Company acquired Klydon's interest in four entities which are inactive and in the process of being dissolved. The Company has concluded that the Klydon Settlement is accounted for as an asset acquisition under ASC 805 since the assets acquired were concentrated in a single identifiable asset from a related party. In conjunction with the Klydon Settlement, the Company recorded an increase to additional paid-in capital for the settlement of all liabilities owed to Klydon at the time of settlement totaling $626,223.

Two individuals who are officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who is now a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company and therefore are considered related parties. See Notes 10 and 12.

Share Purchase Agreement relating to PET Labs

On October 31, 2023, the Company entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in the Republic of South Africa (the “Seller”), relating to the purchase and sale of ordinary shares in the issued share capital of Pet Labs. PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production.

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller. The balance due for the Initial Sale Shares as of September 30, 2024 is $1,235,250 and is recorded in other current liabilities on the condensed consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares.

PET Labs Global

In August 2024, PET Labs Global entered into a three-year service agreement with Cayman Enterprise City and is licensed to operate from within the Cayman Islands’ Special Economic Zone (“SEZ”). The service fee includes among other things the right to use certain office space and associated facilities within the SEZ. The Company has applied the guidance in ASC 842 and determined that this agreement is not a leasing arrangement. Management has determined that based on the nature of the combined services the expense should be recognized as incurred. The Company recorded fees under this agreement totaling $10,583 for the three and nine months ended September 30, 2024.

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

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes' acquisition of 51% of PET Labs. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an $84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of the facility under this lease agreement.

A summary of long leases in the condensed consolidated balance sheet as of September 30, 2024 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$607,996	$66,207	$624,625	$690,832
Additional production, Pretoria, South Africa	277,439	191,491	85,948	277,439
Laboratory, Pretoria, South Africa	55,520	24,496	32,913	57,409
Office and production, Pretoria, South Africa	419,874	307,263	169,033	476,296
Total	$1,360,829	$589,457	$912,519	$1,501,976

A summary of long-term leases in the condensed consolidated balance sheet as of December 31, 2023 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$626,548	$53,504	$637,348	$690,852
Laboratory, Pretoria, South Africa	68,089	19,608	48,805	68,413
Office and production, Pretoria, South Africa	564,064	263,452	380,494	643,946
Total	$1,258,701	$336,564	$1,066,647	$1,403,211

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions. The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease effective on the date of ASP Isotopes acquisition of

51% of PET Labs and expensed the monthly payments for the three and nine months ended September 30, 2024 and the two months ended December 31, 2023.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Lease Cost
Operating lease cost	$173,231	$29,654	$489,823	$88,962
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$169,241	$24,559	$474,616	$70,080
Operating lease liabilities arising from obtaining right-of- use assets	$—	$—	$364,458	$—
Weighted average remaining lease term (years)	3.69	7.25	3.69	7.25
Weighted average discount rate	9.99%	7.50%	9.99%	7.50%

Future lease payments under noncancelable operating lease liabilities as of September 30, 2024 are as follows:

Operating Leases
Future Lease Payments
2024 (remaining three months)	$176,616
2025	711,758
2026	277,278
2027	136,324
2028	146,548
Thereafter	326,894
Total lease payments	$1,775,418
Less: imputed interest	(273,442)
Total lease liabilities	$1,501,976

The Company records the expense from short term leases as incurred. The Company recorded lease expense from its short term leases of $15,750 and $59,562 for the three and nine months ended September 30, 2024, respectively. Lease expense from short term leases was $5,154 and $18,882 for the three and nine months ended September 30, 2023, respectively.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). Subsequent to the acquisition of 51% of PET Labs on October 31, 2023, the Company is party to nine ongoing finance leases in South Africa for certain fixed assets. In addition, In June and September 2024, the Company entered into new finance leases for additional equipment.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance Lease Cost
Interest on lease liabilities	$138,652	$—	$162,585	$—
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$291,546	$—	$330,392	$—
Amortization of right-of-use assets	$54,347	$—	$73,659	$—
Weighted average remaining lease term (years)	4.7	—	4.7	—
Weighted average discount rate	12.5%	—%	12.5%	—%

Future lease payments under noncancelable finance lease liabilities are as follows as of September 30, 2024:

Finance Leases
Future Lease Payments
2024 (remaining three months)	$140,885
2025	729,079
2026	728,619
2027	721,558
2028	674,923
Thereafter	460,432
Total lease payments	$3,455,496
Less: imputed interest	(847,118)
Total lease liabilities	$2,608,378

10. License Agreements

In September 2021, ASP South Africa licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of Mo-100. The license had a term of 999 years, unless terminated earlier by either party under certain provisions. Two individuals who are officers and board members of Klydon received warrants to purchase common stock of the Company (See Note 12). Effective July 26, 2022, the parties agreed to terminate the Mo-100 license, which was superseded and replaced by a new license agreement (described below).

In January 2022, ASP South Africa licensed certain intellectual property from Klydon for the development, production distribution, marketing and sale of uranium isotope U-235 (“U-235”). The license had a term of 999 years, unless terminated earlier by either party under certain provisions. The Company paid an upfront fee of $100,000, which was expensed to research and development expense. The Company was required to pay a nominal royalty per Kg of product sold plus 10% royalties on product net profits over the term of the contract. One of the officers, who is also a board member of Klydon, became a board member and consultant of ASP Isotopes Inc. and an employee of ASP Guernsey in January 2022. Effective July 26, 2022, the parties agreed to terminate the U-235 license, which was superseded and replaced by a new license agreement (described below).

In July 2022, ASP UK entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The Klydon license agreement superseded and replaced the Mo-100 license and U-235 license described in Note 8 above. The Klydon license agreement is royalty-free, has a term of 999 years and is worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement the Company agreed to make an upfront payment of $100,000 (to be included within the payments the Company makes under the Turnkey Contract) and deferred payments of $300,000 over 24 months, which was expensed to research and development expense.

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

11. Acquisitions

PET Labs

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s pipeline. The acquisition of PET Labs has been accounted for as a business combination in accordance with ASC 805.

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

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of September 30, 2024.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP UK. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

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
$1,895,348

Goodwill arising from the acquisition as of October 31, 2023 of $3,205,227 was attributable mainly to buyer specific synergies expected to arise from the acquisition. No goodwill from this acquisition is deductible for income tax purposes.

The Company considered the contractual value of accounts receivable to be the same as the fair value and the full amount was collected.

The results of PET Labs have been included in the consolidated financial statements from the date of the acquisition.

The Company accounts for business combinations in accordance with ASU No. 2015-16, Business Combinations (Topic 805), which requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period (which represents a period not to exceed one year from the date of the acquisition), in the reporting period in which the adjustment is determined, as well as present separately on the face of the income statement or as a disclosure in the notes to the consolidated financial statements, the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The changes to the carrying value of goodwill is as follows:

Balance as of October 31, 2023 (acquisition date)	$3,205,227
Translation adjustment	61,876
Balance as of December 31, 2023	3,267,103
Translation adjustment	194,356
Balance as of September 30, 2024	$3,461,459

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

In June 2024, ASP Rentals issued additional capital stock to support additional financing to ASP South Africa and PET Labs. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 3,671,412 (which at the exchange rate as of June 30, 2024 was $201,994) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 18,357,063 (which at the exchange rate as of June 30, 2024 was $1,009,969).

In August 2024, ASP Rentals issued additional capital stock to support additional financing to PET Labs. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 369,965 (which at the exchange rate as of September 30, 2024 was $21,421) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 1,849,826 (which at the exchange rate as of September 30, 2024 was $104,925).

As a result of the additional financings in 2024, ASP South Africa now controls 42% of ASP Rentals.

In addition to issuance of these shares, future ASP South Africa and PET Labs Pharmaceutical equipment purchases may also be financed by ASP Rentals through the issuance of additional shares. ASP South Africa will only be entitled to dividend distributions upon the two third party entities receiving a designated return on their investment.

In conjunction with the ASP Rental Shareholders Agreement, ASP South Africa and PET Labs have both entered into an Asset Sale Agreement and an Asset Rental Agreement with ASP Rentals in order to facilitate the financing of equipment recently purchased by ASP South Africa and PET Labs. As a result of the transactions contemplated by these agreements, collectively, ASP Rentals is considered a variable interest entity. In addition, since the only function of ASP Rentals is to provide financing to ASP South Africa and PET Labs, ASP Isotopes is considered to be the primary beneficiary of ASP Rentals. Therefore, ASP Rentals has been consolidated in accordance with ASC 810.

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

In January 2024, a total of ZAR 14,351,431 (which at the exchange rate as of December 31, 2023 was $784,291) was transferred between ASP Rentals and ASP South Africa per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT. In June 2024, a total of ZAR 13,217,472 (which at the exchange rate as of June 30, 2024 was $727,199) was transferred between ASP Rentals and ASP South Africa and PET Labs per the terms of the ASP Sale Agreement and Asset Rental Agreement, excluding VAT.

12. Stockholders’ Equity

Preferred stock

ASP Isotopes Inc. has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of September 30, 2024 and December 31, 2023.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 68,409,116 and 48,923,276 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through September 30, 2024.

As of December 31, 2022, the Company owed a placement agent, as amended, 57,250 shares and the fair value was $90,455. The fair value of the 57,250 shares issuable to the placement agent just prior to settlement in March 2023 was $75,570. The resulting change in fair value of share liability was a gain of $14,885 for the three months ended March 31, 2023. In March 2023, the Company settled this share liability by issuing the 57,250 shares of common stock.

In November 2022, the Company was required to issue shares of common stock with a then fair value totaling $50,000 to a consultant. The fair value of the 12,500 shares just prior to settlement in August 2023 was $18,125. The resulting change in fair value of share liability was a gain of $31,875 for the three and nine months ended September 30, 2023. In August 2023, the Company issued 12,500 shares of common stock to settle this share liability.

In February 2023, the Company was required to issue an aggregate of 100,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.55 and $1.90 per share, respectively, for a total value of $172,500. The fair value of these shares just prior to settlement in August 2023 was $145,000. The resulting change in fair value of the share liability was a loss of $88,200 and a gain of $27,500 for the three and nine months ended September 30, 2023, respectively. In August 2023, the Company issued 100,000 shares of common stock to settle these share liabilities.

In March 2023, the Company was required to issue an aggregate of 100,000 shares of common stock pursuant to a settlement agreement that vests immediately. The Company determined that the fair value of this award was $0.94 per share for a total value of $93,700. The fair value of these shares just prior to settlement in August 2023 was $145,000. The resulting change in fair value of the share liability was a loss of $88,200 and $51,300 for the three and nine months ended September 30, 2023, respectively. In August 2023, the Company issued 100,000 shares of common stock to settle this share liability.

In March 2023, an officer and scientific advisor of the Company exchanged an aggregate of 3,000,000 shares of ASP Isotopes Inc. common stock for 2,500 shares of Enlighted Isotopes convertible preferred stock. In conjunction with the exchange, Enlightened Isotopes transferred the common shares of ASP Isotopes Inc. to ASP Isotopes and then ASP Isotopes immediately cancelled all 3,000,000 shares. The Company will report the non-controlling interest of future net income or loss on the consolidated balance sheet and statement of operations and comprehensive loss. As of December 31, 2023, negligible activity had been recorded for Enlightened Isotopes. Activities for Enlightened Isotopes began in 2024.

In May 2023, the Company was required to issue an aggregate of 100,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $0.65 per share for a total value of $65,100. The fair value of these shares issuable to the consultant was $95,000 as of September 30, 2023. The resulting change in fair value of share liability was a loss of $38,200 and $29,900 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, these shares had yet to be issued, however, they were settled prior to December 31, 2023.

In May 2023, the Company was required to issue an aggregate of 50,000 shares of restricted common stock pursuant to a consultant. The company determined that the fair value of this award was $0.62 per share for a total value of $30,900. The fair value of these shares issuable was $47,500 as of September 30, 2023. The resulting change in fair value of share liability was a loss of $16,600 for the three and nine months ended September 30, 2023. As of September 30, 2023, these shares had yet to be issued however, they were settled prior to December 31, 2023.

In July 2023, the Company was required to issue an aggregate of 150,000 shares of common stock to two consultants. The Company determined that the fair value of these two awards was $1.21 for a total value of $181,500. The fair value of these shares just prior to settlement in August 2023 was $248,000. The resulting change in fair value of the share liability was a loss of $66,500 for the three and nine months ended September 30, 2023. In August 2023, the Company issued 150,000 shares of common stock to settle these share liabilities.

In August 2023, the Company was required to issue an aggregate of 100,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $1.26 per share for a total value of $126,000. The fair value of these shares just prior to settlement in August 2023 was $145,000. The resulting change in fair value of share liability was a loss of $19,000 for the three and nine months ended September 30, 2023. In August 2023, the Company issued 100,000 shares of common stock to settle this share liability.

The Company’s non-employee board members agreed to receive the 2022 and 2023 director fees totaling $240,000 in shares of common stock. In August 2024, 163,632 shares of common stock were issued and the value of the fees totaling $165,000 is recorded as par and additional paid-in capital on the condensed consolidated balance sheet. As of September 30, 2024, 77,626 shares have yet to be issued and the value of the fees totaling $75,000 is recorded as additional paid-in capital on the condensed consolidated balance sheet.

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

In January 2024, the Company was required to issue an aggregate of 100,000 shares of common stock to a consultant. The Company determined that the fair value of this award was $1.95 per share for a total value of $195,000. The fair value of these shares issued upon settlement in September 2024 was $219,500. The resulting change in fair value of share liability was a gain of $86,500 and a loss of $24,500 for the three and nine months ended September 30, 2024, respectively.

In April 2024, the Company was required to issue an aggregate of 60,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $4.01 per share for a total value of $240,600 and recorded this as professional expense. The fair value of these shares issued upon settlement in June 2024 was $183,600. The resulting change in fair value of share liability was a loss of $57,000 for the nine months ended September 30, 2024.

In June 2024, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $3.06 per share for a total value of $183,600 and recorded this amount as professional expense for the nine months ended September 30, 2024.

In July 2024, the Company issued an aggregate of 50,000 shares of common stock pursuant to a consulting agreement. The Company determined that the fair value of this award was $3.28 per share for a total value of $164,000 and recorded this amount as professional expense for the nine months ended September 30, 2024.The fair value of these shares issued upon settlement in September 2024 was $109,750. The resulting change in fair value on the share liability was a gain of $54,250 for the three and nine months ended September 30, 2024.

Activity of the share liabilities for the nine months ended September 30, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of September 30, 2024
Share liabilities originated in 2024	$—	$599,600	$(86,750)	$(512,850)	$—
Commission fee liability to be settled in common stock warrants	—	657,871	(241,219)	-	416,652
	$—	$1,257,471	$(327,969)	$(512,850)	$416,652

Activity of the share liabilities for the nine months ended September 30, 2023 is as follows:

	Share Liability as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liabilities as of September 30, 2023
Share liabilities originated in 2022	$140,455	$—	$(46,760)	$(93,695)	$—
Share liabilities originated in 2023	—	669,700	155,800	(683,000)	142,500
	$140,455	$669,700	$109,040	$(776,695)	$142,500

In July 2024, the Company issued 13,800,000 shares of common stock in a public offering at a public offering price of $2.50 per share for aggregate gross proceeds totaling $34,500,000. Issuance costs, including commissions and expenses totaled $2,194,041.

In November 2024, the Company issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share for aggregate gross proceeds totaling approximately $18,600,000. The estimated issuance costs, including commissions and expenses, are expected to be approximately $1,455,000.

Common Stock Warrants

In September 2023, the Company issued warrants to purchase 3,386,076 shares of common stock. The fair value of these warrants was determined to be $2,882,621 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	-%

In April 2024, a warrant to purchase 3,164,557 shares of common stock was exercised and the Company received gross proceeds of $5,537,975. As an inducement for the warrant holder to exercise in cash, a warrant to purchase 1,225,000 shares of common stock at an exercise price of $3.90 per share was issued to that same warrant holder for no consideration (“Inducement Warrant”). The Inducement Warrant vests in October 2024 and expires in October 2029. The Company evaluated the terms of the Inducement Warrant and determined that it should be accounted for as an equity-based warrant. The Company also evaluated the circumstances of the award and determined that the inducement should be treated as a deemed dividend.

The fair value of the Inducement Warrant was determined to be $2,779,659 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.37%
Expected term in years	5.5
Expected dividend yield	-%

The fair value of the Inducement Warrant is considered a deemed dividend and the amount is reflected in the calculation of earnings (loss) per share on a basic and diluted basis.

In conjunction with the exercise of the warrant in April 2024, the Company is now obligated to issue to an underwriter, a warrant to purchase 221,519 shares of common stock (“Commission Warrant”) in addition to a cash payment totaling $387,658. The Company evaluated the terms of the Commission Warrant and determined that it should be accounted for as an equity-based warrant. The fair value of the Commission Warrant was determined to be $657,871 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.60%
Expected term in years	5.5
Expected dividend yield	-%

As of September 30, 2024, neither the cash payment nor the issuance of the Commission Warrant has been settled and therefore the cash payment due is included in accrued expenses and the fair value of the warrant is included in share liability on the consolidated balance sheet. The fair value of the Commission Warrant as of September 30, 2024 was $416,652. The resulting change in fair value of share liability was a gain of $241,219 for the three and nine months ended September 30, 2024.

In October 2024, a warrant to purchase 151,741 shares of common stock was exercised and the Company received gross proceeds of $299,688.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2024, the Company added 2,446,164 shares to the 2022 Plan. As of September 30, 2024, 813,487 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of September 30, 2024, 2,100,000 shares remain available for future grant under the 2024 Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000
Granted	—	$—
Forfeited	(35,000)	$2.00
Outstanding as of September 30, 2024	2,731,000	$1.90	7.6	$2,392,680

Exercisable as of September 30, 2024	2,174,302	$1.88	7.6	$1,957,708
Vested or expected to vest as of September 30, 2024	2,731,000	$1.90	7.6	$2,392,680

For the nine months ended September 30, 2024, no options were granted.

The Company recorded stock-based compensation expense from options of $196,987 and $207,253 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense from options of $588,018 and $773,238 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $661,361 of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. The Company determined the performance condition probable and recognized stock-based compensation expense of $375,000 for the nine months ended September 30, 2024.

The Company recorded stock-based compensation expense from stock awards totaling $1,871,103 and $1,864,537 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense from stock awards totaling $5,711,742 and $5,817,338 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there is $7,425,197 of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over the next year.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	4,489,186	$1.42
Granted	2,078,466	$2.23
Vested	(2,503,420)	$1.33
Forfeited and retired	(325,000)	$1.19
Unvested as of September 30, 2024	3,739,232	$2.05

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,985,471	$1,978,904	$6,052,357	$6,311,890
Research and development	82,619	92,886	247,403	278,686
Total	$2,068,090	$2,071,790	$6,299,760	$6,590,576

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on warrant to purchase common stock	$(7,271,239)	$(4,222,483)	$(23,152,249)	$(12,123,907)
Deemed dividend on warrant to purchase common stock	—	—	(2,779,659)	—
Net loss attributable to ASP Isotopes Inc. shareholders	$(7,271,239)	$(4,222,483)	$(25,931,908)	$(12,123,907)
Denominator:
Weighted average common stock outstanding, basic and diluted	61,532,172	31,147,749	51,779,067	29,954,321
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.50)	$(0.40)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2024	2023
Options to purchase common stock	2,731,000	2,814,333
Warrants to purchase common stock	1,446,519	3,386,076
Unvested restricted stock	3,739,232	6,415,874
Total shares of common stock equivalents	7,916,751	12,616,283

15. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2024 was 0.2%. The Company had no income tax expense due to operating losses incurred for the three months ended September 30, 2023, as the Company had a full valuation allowance on the net deferred tax asset. The effective tax rate for the three month period ended September 30, 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company’s effective tax rate for the nine months ended September 30, 2024 was 0.2%. The Company had no income tax expense due to operating losses incurred for the nine months ended September 30, 2023, as the Company had a full valuation allowance on the net deferred tax asset. The effective tax rate for the nine months ended September 30, 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of September 30, 2024, there were no uncertain tax positions.

As of September 30, 2024, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

16. Subsequent Events

The Company has evaluated subsequent events through November 13, 2024, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as noted in Note 12.

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

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technology, the Aerodynamic Separation Process (“ASP technology”), originally developed by Klydon Proprietary Ltd (“Klydon”), is designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Molybdenum-100 (“Mo-100”) and Silicon-28 (“Si-28”). We have completed an isotope enrichment plant for the enrichment of C-14 located in Pretoria, South Africa and we expect to start commercial supply of C-14 in the first quarter of 2025 assuming timely delivery of the feedstock from the Company’s customer. We anticipate completion and commissioning of a multi-isotope enrichment plant in Pretoria, South Africa in the fourth quarter of 2024, and we expect to start initial commercial supply of Si-28 in early 2025. In addition, we have started planning additional isotope enrichment plants. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Mo-100 we may produce using the ASP technology could have significant potential advantages for use in the preparation of nuclear imaging agents by radiopharmacies and others in the medical industry. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. In addition, we are considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market.

We are also developing Quantum Enrichment technology to produce enriched Ytterbium-176 (“Yb-176”), Nickel-64, Lithium 6, Lithium7 and Uranium-235 (“U-235”). Quantum enrichment is an advanced isotope enrichment technique that is currently in development that uses lasers. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of HALEU- fueled small modular reactors that are now under development for commercial and government uses. The construction of our first quantum enrichment facility was completed in August 2024, and we produced the first semi-finished material of enriched Yb-176 during the commissioning phase of the plant in October 2024. We expect to be able to achieve a 99.75% enrichment for Yb-176 and offer highly enriched Yb-176 for commercial sale during 2025. We also expect to proceed with the plans to construct Nickel-64 and Lithium- 6/7 quantum enrichment plants with targeted production during 2025.

Our Subsidiaries

We operate principally through our subsidiaries. ASP Isotopes Guernsey Limited (the holding company for subsidiaries in the Cayman Islands, South Africa, Iceland and the United Kingdom) is focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Mo-100, and Si-28). ASP Isotopes UK Ltd is the owner of our technology.

In September 2023, we formed Quantum Leap Energy LLC, or “QLE,” which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6.

In addition, in the fourth quarter of 2023, we entered into a strategic relationship with Pet Labs Pharmaceuticals (Pty) Limited (PET Labs) by acquiring a 51% ownership stake in PET Labs. We anticipate this transaction will allow us to enter the downstream medical isotope production and distribution market. Beginning in 2024, primarily as a result of the increased business activities of QLE, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

Although no assurance can be given, we plan to spin-out QLE as a separate public company and list the shares of QLE on a U.S. national exchange and distribute a portion of QLE’s common equity to ASPI’s stockholders as of a to-be-determined future record date, in each case subject to obtaining applicable approvals and consents and complying with applicable rules and regulations and public market trading and listing requirements. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence we and QLE have different business models and we believe that both companies would benefit if QLE is independently managed and financed.

In connection with the anticipated spin-out, in February 2024, we entered into a number of agreements with QLE, including a License Agreement, pursuant to which QLE has licensed from us the rights to technologies and methods used to separate Uranium 235 and Lithium 6 (including but not limited to the quantum enrichment and ASP technologies) in exchange for a perpetual royalty in the amount of 10% of all future QLE revenues, and an EPC Services Framework Agreement, pursuant to which we will provide services for the engineering, procurement and construction of one or more turnkey Uranium-235 and Lithium-6 enrichment facilities in locations to be identified by QLE and owned or leased by QLE, and commissioning, start-up and test services for each such facility, subject to the receipt of all applicable regulatory approvals, permits, licenses, authorizations, registrations, certificates, consents, orders, variances and similar rights. In addition, in February 2024, we assigned to QLE certain existing memoranda of understanding with U.S.-based small modular reactor companies for the use of Quantum Enrichment for the production of High-Assay Low Enriched Uranium (HALEU). The MOUs provide for substantial financial support for the development of HALEU production facilities that should be capable of supplying metric ton quantities of HALEU by 2027.

High-Assay Low-Enriched Uranium (HALEU) Production

In October 2024, we entered into a term sheet with TerraPower, LLC related to the construction of a uranium enrichment facility capable of producing HALEU and the future supply of HALEU to TerraPower. The term sheet contemplates the parties entering into a definitive agreement, pursuant to which TerraPower would provide funding for the construction of a HALEU production facility. In addition, the parties anticipate entering into a long-term supply agreement for HALEU expected to be produced at this facility, pursuant to which the customer would purchase all HALEU produced at the facility over a 10-year period after the expected completion of the facility in 2027. It is anticipated that the definitive agreements will be assigned to QLE. Except for binding periods of exclusivity, during which we will not negotiate with third parties for the supply of HALEU or work on another ASP technology-based uranium enrichment facility, the term sheet is non-binding and there is no assurance that the parties will enter into definitive agreements.

In November 2024, we entered into a memorandum of understanding (“MOU”) with The South African Nuclear Energy Corporation (Necsa) to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Necsa is a state-owned company established by the Republic of South Africa Nuclear Energy Act in 1999 with a mandate to undertake and promote research and development in the field of nuclear energy and radiation sciences. Necsa is also responsible for processing source material, and co-operating with other institutions on nuclear and related matters. The proposed structure under discussion for the delivery of the objectives of the MOU contemplates the formation of a new entity in South Africa with a board of directors consisting of at least two representatives from the Company and Necsa. Discussions between the parties during the last three years have focused on advancing new nuclear fuel to cater especially for small modular reactors as a start and eventually the construction of a nuclear fuel facility for the production of HALEU. It is anticipated that the research, development and ultimate construction of a HALEU production facility will take place at Pelindaba in Pretoria, South Africa. Pelindaba is South Africa’s main nuclear research center and is the home of the 20MW research nuclear reactor, SAFARI-1, which over the last several years has become one of the world’s largest suppliers of Molybdenum-99 and other radioisotopes.

Financings

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

In October 2023, we entered into Securities Purchase Agreements with certain institutional and other accredited investors and certain directors of ours to issue and sell an aggregate of 9,952,510 shares of our common stock, for aggregate cash consideration of $9,129,495, as follows: (i) 8,459,093 shares to investors at a purchase price per share of $0.9105, (ii) 1,190,239 shares to investors at a purchase price per share of $0.9548, and (iii) 303,178 shares to directors at a purchase price per share of $0.96. We incurred issuance costs equivalent to 5% of the gross proceeds from new investors which was settled in stock through the issuance of 472,582 shares to the placement agent and additional cash issuance costs totaling $57,083.

In March 2024, our wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter. The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In April 2024, we received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants.

In July 2024, we issued 13,800,000 in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses.

In October 2024, a warrant to purchase 151,741 shares of common stock was exercised and the Company received gross proceeds of $299,688.

In November 2024, the Company issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share for aggregate gross proceeds totaling approximately $18,600,000. The estimated issuance costs, including commissions and expenses, are expected to be approximately $1,455,000.

Acquisition of 51% of PET Labs

In October 2023, we entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in South Africa, to purchase 51% of the ordinary shares in Nucleonics’ wholly-owned subsidiary, Pet Labs Pharmaceuticals Proprietary Limited ("Pet Labs"), a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production.

Per the Share Purchase Agreement, we have agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2024, we paid $264,750 towards the balance due. The remaining balance of $1,235,250 is due upon demand any time after October 31, 2024 and is expected to be paid in November 2024.

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

Omnibus Klydon License. On July 26, 2022, ASP Isotopes UK Ltd ("ASP UK"), as licensee, entered into a license agreement with Klydon, as licensor, pursuant to which ASP UK acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The intellectual property rights granted to us through the Klydon license agreement included all existing and/or future proprietary rights of Klydon relating to the ASP technology, whether or not such rights have been registered, including the copyright, designs, know-how, patents and trademarks (although Klydon currently has no such patents, patent applications or copyrights). The Klydon license agreement was royalty-free, had a term of 999 years and was worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement, we agreed to make an upfront payment of $100,000 (to be included within the payments we made under the Turnkey Contract (described below) and deferred payments of $300,000 over 24 months. Effective April 4, 2023, pursuant to the Acknowledgement of Debt Agreement described below, we acquired the ASP technology, among other things, from Klydon, and the Klydon license agreement is no longer in effect.

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

On April 4, 2023, we perfected our interests in the assets under the Acknowledgement of Debt Agreement, pursuant to which we acquired the Pledged Assets, including certain intellectual property, from Klydon and settled all amounts due to Klydon, including the ZAR 6,000,000 for the acquisition of the Silicon-28 plant assets.

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

Lease for additional production space. On April 1, 2023, ASP South Africa entered into an agreement of lease with the landlord of facility located in Pretoria where we plan to perform production activities. The initial term of the lease was set to end on March 31, 2024. We entered into a new agreement of lease with the landlord. The terms of the new lease ends on February 28, 2026.

Lease for additional laboratory space. On November 1, 2023, ASP South Africa entered into an agreement of lease with the landlord of the facility located in Pretoria where we perform research and development activities. The term of the lease ends on October 30, 2026.

Lease for PET Labs operations. Commencing with our acquisition of PET Labs in October 2023, this facility has an initial term set to expire in March 2026 with automatic monthly extensions thereafter. This space is used for office and production activities.

Lease for additional PET Labs operations. Commencing with our acquisition of PET Labs in October 2023, this facility had an initial term which expired in December 2023 and is currently under automatic monthly extensions. This space is used for production activities.

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

Components of Results of Operations

Revenue

Effective with the acquisition of 51% of PET Labs, the Company recognizes revenue from the sale of nuclear medical doses for PET scanning.

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

Indirect costs include:

•
personnel-related costs, which include salaries, payroll taxes, employee benefits, and other employee-related costs, including stock-based compensation expense, for personnel engaged in research and development functions; and
•
facilities and other various expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs, which include salaries, payroll taxes, employee benefits, and other employee-related costs, including stock-based compensation expense, for personnel in executive, sales, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services and facility-related costs.

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

The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. Our CODM is our chief executive officer.

We manage assets on a total company basis, not by operating segment, as the assets are shared or commingled. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported on a segment basis.

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended September 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$1,087,695	$—	$(3,722,764)	$(4,222,483)
Nuclear fuels	—	—	(3,632,625)	—
	$1,087,695	$—	$(7,355,389)	$(4,222,483)

Select information from the consolidated statements of operations and comprehensive loss as of the nine months ended September 30, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$2,950,348	$—	$(14,637,771)	$(12,123,907)
Nuclear fuels	—	—	(8,563,904)	—
	$2,950,348	$—	$(23,201,675)	$(12,123,907)

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenue	$1,087,695	$—
Cost of goods sold	793,714	—
Gross profit	293,981	—
Operating expenses:
Research and development	1,034,446	239,199
Selling, general and administrative	4,693,158	3,707,311
Total operating expenses	5,727,604	3,946,510
Other (expense) income:
Foreign exchange transaction loss	(131,247)	—
Change in fair value of share liability	381,969	(279,425)
Change in fair value of convertible notes payable	(2,692,073)	—
Interest income	602,181	3,452
Interest expense	(90,966)	—
Total other (expense) income	(1,930,136)	(275,973)
Loss before income tax expense	$(7,363,759)	$(4,222,483)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs, we have recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the three and nine months ended September 30, 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods. No revenue or cost of goods sold was recognized for the three months ended September 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Indirect costs:
Personnel-related costs	$368,515	$113,336
Consulting and professional	316,157	50,000
Facility and other expenses	349,774	75,863
Total research and development expenses	$1,034,446	$239,199

Research and development expenses were $1,034,446 for the three months ended September 30, 2024. These expenses include $368,515 of personnel-related costs, including $82,619 in stock-based compensation expense, $316,157 in consulting and professional costs and $349,774 in facility and other expenses.

Research and development expenses were $239,199 for the three months ended September 30, 2023. These expenses include $113,336 of personnel-related costs, including $92,886 in stock-based compensation expense, and $50,000 in consulting and professional costs, and $75,863 in facility and other expenses.

The increase in personnel-related costs is primarily attributable to the increase in headcount. The increase in consulting and professional costs is due to increased outsourced development activity for new specialty isotopes. The increase in facility and other is due to increase in space dedicated to development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,693,158 for the three months ended September 30, 2024. These expenses include $2,985,744 of personnel-related costs, including $1,985,471 in stock-based compensation expense, $1,063,595 of professional services and legal related fees and $643,819 in facility and other corporate expenses.

Selling, general and administrative expenses were $3,707,311 for the three months ended September 30, 2023. These expenses include $2,484,637 of personnel-related costs, including $1,978,904 in stock-based compensation expense, $669,118 of professional services and legal related fees and $553,556 in facility and other corporate expenses.

The increase in personnel-related costs is due to an increase in headcount and salaries. The increase in professional services and legal related fees is primarily attributable to the timing of corporate activity. The increase in facility and other corporate expenses is primarily attributable to the expansion of our operations in 2024.

Other Income and Expense

Other expense for the three months ended September 30, 2024 was $1,930,136, which includes a loss of $2,692,073 due to change in fair value of the convertible notes payable issued in March and June 2024, partially offset by interest income of $602,181.and a gain of $381,969 due to change in fair value of share liability.

Other expense for the three months ended September 30, 2023 was $275,973, which includes a $279,425 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Revenue	$2,950,348	$—
Cost of goods sold	1,956,473	—
Gross profit	993,875	—
Operating expenses:
Research and development	1,722,882	699,413
Selling, general and administrative	17,976,882	11,319,465
Total operating expenses	19,699,764	12,018,878
Other (expense) income:
Foreign exchange transaction loss	(129,443)	(935)
Change in fair value of share liability	327,969	(109,040)
Change in fair value of convertible notes payable	(5,220,599)	—
Interest income	657,899	4,946
Interest expense	(173,832)	—
Total other (expense) income	(4,538,006)	(105,029)
Loss before income tax expense	$(23,243,895)	$(12,123,907)

Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs, we have recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the three and nine months ended September 30, 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods. No revenue or cost of goods sold was recognized for the nine months ended September 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Indirect costs:
Personnel-related costs	$673,140	$369,136
License fees	—	—
Consulting and professional	490,647	150,000
Facility and other expenses	559,095	180,277
Total research and development expenses	$1,722,882	$699,413

Research and development expenses were $1,722,882 for the nine months ended September 30, 2024. These expenses include $673,140 of personnel-related costs, including $247,403 in stock-based compensation expense, $490,647 in consulting and professional, and $559,095 in facility and other expenses.

Research and development expenses were $699,413 for the nine months ended September 30, 2023. These expenses include $369,136 of personnel-related costs, including $278,686 in stock-based compensation expense, $150,000 in consulting expenses and $180,277 in facility and other expenses.

The increase in personnel-related costs is mainly due to the increase in headcount and related costs. The increase in consulting and professional is due to increased outsourced development activity for new specialty isotopes. The increase in facility is due to increase in space dedicated to development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17,976,882 for the nine months ended September 30, 2024. These expenses include $9,048,993 of personnel-related costs, including $6,052,357 in stock-based compensation expense, $4,720,772 of professional services and legal related fees and $4,207,117 in facility and other corporate expenses.

Selling, general and administrative expenses were $11,319,465 for the nine months ended September 30, 2023. These expenses include $7,720,997 of personnel-related costs, including $6,311,890 in stock-based compensation expense, $2,165,926 of professional services and legal related fees and $1,432,542 in facility and other corporate expenses.

The increase in personnel-related costs is due to an increase in headcount and salaries. The increase in professional services and legal related fees is mainly due to the timing of corporate activity. The increase in facility and other corporate expenses is mainly due to the expansion of our operations in 2024 and commission and fee expenses related to the issuance of convertible notes payable.

Other Income and Expense

Other expense for the nine months ended September 30, 2024 was $4,538,006, which includes a loss of $5,220,599 due to change in fair value of the convertible notes payable issued in March and June 2024, partially offset by $657,899 of interest income and a gain of $327,969 due to change in fair value of share liability.

Other expense for the nine months ended September 30, 2023 was $105,029, which includes a $109,040 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO, subsequent common stock offerings and the issuance of convertible notes payable. In July 2024, we issued 13,800,000 in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses. In November 2024, we issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share resulting in net proceeds of approximately $17.1 million after deducting underwriting discounts, commissions and offering expenses.

As of September 30, 2024, we had cash and cash equivalents of $51,571,540. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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

Developing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we expect to be commercially available in substantial quantities in the last quarter of 2024. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(12,935,554)	$(3,355,171)
Investing activities	(8,352,422)	(1,190,157)
Financing activities	64,841,207	4,493,610
Net increase in cash and cash equivalents	$43,553,231	$(51,718)

Operating Activities

Net cash used in operating activities was $12,935,554 for the nine months ended September 30, 2024 and was primarily due to our net loss of $23,201,675, adjusted for stock-based compensation expense of $6,299,760, non-cash issuance costs for the convertible notes payable of $621,915, amortization of right-of-use asset of $343,473, depreciation expense of $425,630, issuance of common stock to a consultant with a fair value of $783,200, change in fair values for the convertible notes payable of $5,220,599 and a $3,071,004 change in our operating assets and liabilities.

Net cash used in operating activities was $3,355,171 for the nine months ended September 30, 2023, and was primarily due to our net loss of $12,123,907, adjusted for stock-based compensation expense of $6,590,576, expense related to the issuance of common stock to consultants of $669,700, a change in fair value of share liability of $109,040 and amortization of right-of-use asset of $49,173, partially offset by a $1,349,278 change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $8,352,422 for the nine months ended September 30, 2024 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress.

Net cash used in investing activities was $1,190,157 for the nine months ended September 30, 2023 and was comprised of additional construction in progress.

Financing Activities

Net cash provided by financing activities was $64,841,207 for the nine months ended September 30, 2024 and was comprised primarily of gross proceeds of $34,500,000 from issuance of common stock, gross proceeds of $25,936,228 from the issuance of convertible notes payable, proceeds of $5,537,975 from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $891,479, proceeds from collection of receivable from noncontrolling interest in VIE of $706,774, partially offset by costs to issue common stock of $2,194,041, payments of $438,569 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $38,347 and distribution to noncontrolling interest in VIE of $60,292.

Net cash provided by financing activities was $4,493,610 for the nine months ended September 30, 2023, and was comprised primarily of net proceeds of $4,493,610 from the sale and issuance of 3,164,557 shares of our common stock in March 2023.

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

PET Labs operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $28,000 with a term expiring on March 30, 2026 with automatic monthly extension afterwards. PET Labs also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of September 30, 2024. In order to remediate the material weakness, management expects to hire additional accounting and finance resources or consultants with public company experience.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2024, we hired a new Chief Financial Officer in order to address the internal control environment.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*+	Executive Employment Agreement by and between the Company and Heather Kiessling, dated June 10, 2024.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes Inc.

Date: November 19, 2024	By:	/s/ Paul E. Mann
Paul E. Mann
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)