Form 10-K
period 2024-12-31
ASP Isotopes Inc.
filed 2025-03-31
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41555

ASP Isotopes Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Pennsylvania Avenue NW South Building, Suite 900
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $96.0 million.

There were 72,068,059 shares of the registrant’s common stock, $0.01 par value, outstanding as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ASP Isotopes Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology or the Quantum Enrichment technology;
•
our ability to obtain regulatory approvals for the production and distribution of isotopes;
•
our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology, the Quantum Enrichment technology and our enrichment facilities in South Africa;
•
the introduction, market acceptance and success of Mo-100 that we may produce using ASP technology as an alternative and potentially more convenient production route for Tc-99m;
•
the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology or the Quantum Enrichment technology;
•
a failure of demand for various isotopes that we may produce using ASP technology or the Quantum Enrichment technology;
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
•
problems with the performance of the ASP technology or the Quantum Enrichment technology in the enrichment of isotopes;
•
our dependence on a limited number of third-party suppliers for certain components;
•
our inability to adapt to changing technology and diagnostic landscape, such as the emergence of new diagnostic scanners or tracers;

•
our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the Quantum Enrichment technology;
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
•
operational risk;
•
costs and other risks associated with becoming a reporting company and becoming subject to the Sarbanes-Oxley Act; and
•
other factors that are described in “Risk Factors,” beginning on page 22.

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

PART I

Item 1. Business

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technologies, the Aerodynamic Separation Process (“ASP technology”) and Quantum Enrichment technology (“QE technology”), are designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

We have completed the commissioning phase and are commencing commercial production at our C-14 and Si-28 enrichment facilities in Pretoria, South Africa. We are in the process of commissioning and commencing commercial production at our Yb-176 enrichment facility in Pretoria, South Africa. Our C-14 and Si-28 enrichment facilities utilize the ASP technology and our Yb-176 enrichment facility utilizes QE technology. We expect our first three enrichment facilities to generate commercial product during 2025. In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology.

In addition, we are considering the future development of the ASP technology for the separation of Zinc-68 and Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for potential use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market. We are also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium 6 and Lithium7.

We are currently pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of our uranium enrichment initiative, in October 2024, we entered into a term sheet with TerraPower, LLC which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027. In addition, in November 2024, we entered into a memorandum of understanding with The South African Nuclear Energy Corporation (Necsa), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Subject to the receipt of funding and all required permits and licenses to begin enrichment of U-235 in South Africa, it is anticipated that the research, development and ultimate construction of a HALEU production facility will take place at South Africa’s main nuclear research center at Pelindaba in Pretoria.

We operate principally through subsidiaries. ASP Isotopes Guernsey Limited (the holding company of ASP Isotopes South Africa (Proprietary) Limited, Enlightened Isotopes (Pty) Ltd) and ASPI South Africa Asset Finance (Pty) Ltd, which will be focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Si-28 and Yb-176). In September 2023, we formed a new subsidiary, Quantum Leap Energy LLC, which also has a subsidiary in the United Kingdom (Quantum Leap Energy Ltd), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6. ASP Isotopes UK Ltd is the owner of our technology. In addition, we have a 51% ownership stake in PET Labs Pharmaceuticals Proprietary Limited (PET Labs), a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market.

Our corporate structure and ownership of our subsidiaries is set forth in the chart below:

Our Segments

As of December 31, 2023, we managed our operations as a single segment, specialist isotopes and related services. Beginning in 2024, primarily as a result of the increased business activities of our subsidiary, Quantum Leap Energy LLC, we manage our operations as two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services:

•
Nuclear Fuels. This segment is focused on research and development of technologies and methods used to produce HALEU and Lithium-6 for the advanced nuclear fuels target end market.
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

Our Strategy

Commence commercial production at each of our enrichment facilities in Pretoria, South Africa.

We commenced commercial production of enriched isotopes at our ASP enrichment facilities located in Pretoria, South Africa during the first quarter of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as Carbon-14. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Silicon-28 and Molybdenum-100. We anticipate shipping the first commercial batches of enriched Carbon-14 in mid-2025 and enriched Silicon-28 during the second quarter of 2025. We are in the process of commissioning and commencing commercial production at our third enrichment facility, a QE technology facility, which will be our first laser-based enrichment plant and is expected to be able to achieve a 99.75% enrichment for Ytterbium-176. We expect to commence commercial production of Ytterbium-176 during the second quarter of 2025.

Demonstrate the capability to produce commercial quantities of enriched C-14, Si-28 and Yb-176 using the ASP and QE technologies and capitalize on the opportunity to solve many supply chain challenges that currently exist.

We intend to demonstrate the capability to produce C-14, Si-28 and Yb-176 at a scale that can support anticipated customer demand for all three isotopes.

Historically, Russia has been the sole supplier of C-14, which is used as a tracer in the development of new pharmaceuticals and agrochemicals. The supply chain has been inherently fragile with inconsistent service. We have received an initial supply of feedstock from our customer and have started the enrichment of C-14.

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

Enriched Ytterbium-176 can be irradiated to produce Lutetium-177, which has been identified for use in oncology, particularly in targeted radionuclide therapy ("TRT"). TRT is used in the treatment of various types of cancers, including neuroendocrine tumors, prostate cancer, and bone metastases, among others. There are numerous ongoing clinical trials studying Lutetium-177 PSMA-617 in patients with metastatic castration-resistant prostate cancer. We have obtained all necessary licenses within South Africa to proceed with the commercial development of this product.

Continue identifying potential offtake customers and strategic partners for our enriched isotopes.

We have significant interest from potential offtake customers for the enriched isotopes that we intend to produce. In June 2023, we entered into a tolling agreement with a Canadian customer for the entire capacity of our C-14 production facility. In April and June 2024, we entered into purchase orders with a US semiconductor company and a global industrial gas company for the supply of highly enriched silicon-28. We are currently in discussions with potential customers that have an interest in entering into long-term supply agreements for kilogram quantities of Si-28 and larger quantities of Xe-129, Ge 72, Ge-74, Zn-68, and Cl-37. We intend to identify additional potential customers and strategic partners for isotopes that we may produce at our existing and planned enrichment facilities.

Demonstrate the capability to produce high-assay low-enriched uranium (HALEU) using our enrichment technologies and meet anticipated demand for the new generation of HALEU-fueled small modular reactors and advanced reactor designs that are now under development for commercial and government uses.

We plan to begin research and development for the enrichment of uranium to demonstrate our capability to produce HALEU using Quantum Enrichment technology. We anticipate a future demand for HALEU for the new generation of HALEU-fueled small modular reactors ("SMRs") and advanced reactor designs that are now under development for commercial and government uses. SMRs are viewed as being cheaper, safer, and more versatile than traditional large-scale nuclear reactors, and development of the new technology is receiving considerable funding from the U.S. Department of Energy, as well as from the governments of other countries. There is currently no commercial production of HALEU in the United States. We are currently conducting a feasibility study with respect to constructing an enrichment facility in South Africa, the U.S. and the United Kingdom. We are currently in discussions with nuclear regulatory authorities in multiple countries, including the UK Atomic Energy Authority, UK Office of Nuclear Regulation (ONR), Nuclear Energy Corporation of South Africa (NECSA), the South African Department of Mineral Resources and Energy (DMRE), United States Department of Energy (DOE) and the United States Nuclear Regulatory Commission (NRC), regarding the construction of a nuclear fuel plant in these countries.

We intend to progress our uranium enrichment initiative first in South Africa. In November 2024, we entered into a Memorandum of Understanding ("MOU") with The South African Nuclear Energy Corporation (Necsa) to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Necsa is a state-owned company established by the Republic of South Africa Nuclear Energy Act in 1999 with a mandate to undertake and promote research and development in the field of nuclear energy and radiation sciences. Necsa is also responsible for processing source material, and co-operating with other institutions on nuclear and related matters. The proposed structure under discussion for the delivery of the objectives of the MOU contemplates the formation of a new entity in South Africa with a board of directors consisting of at least two representatives from ASPI and Necsa. It is anticipated that the research, development and ultimate construction of a HALEU production facility will take place at South Africa’s main nuclear research center located at Pelindaba, Pretoria.

Alongside our talks with regulators, we are currently discussing with multiple counterparties engaged in the development of SMR reactors to produce HALEU to further their research efforts and future commercial endeavors. We have entered into two MOUs with US-based SMR companies for the supply of HALEU. For example, our term sheet with TerraPower, LLC which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027.

Demonstrate the effectiveness and value in the use of stable isotopes in the downstream radiopharmacy market, after acquiring 51% ownership interest in PET Labs, the leading radiopharmacy in South Africa. This investment will address the radioisotope needs of South Africa as well as certain neighboring countries.

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

Our Strengths

ASP technology initially developed by Klydon and further developed by ASP Isotopes Inc..

The aerodynamic separation technique has its origins in the South African uranium enrichment program in the 1980s, and the ASP technology had been developed during the last two decades by the scientists at Klydon. The scientists at Klydon had constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively. While the technology has not yet been used to enrich either Uranium or heavier isotopes, we believe the success of the enrichment process for oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. If our research and development is successful (and subject to obtaining applicable regulatory approvals and appropriate licenses), we plan to commercialize many different isotopes produced using the ASP technology. To date, we have not produced commercial quantities of any enriched isotopes and we have not demonstrated the ability to produce any enriched isotopes in commercial quantities using ASP technology.

Extensive Research and Development Experience in Aerodynamic Separation Technology and Processes.

Subject to successful research and development, our ASP technology has the potential to produce many different types of isotopes. Klydon had spent the last two decades and tens of millions of dollars developing the aerodynamic separation technique used in the ASP technology, generating critical trade secrets. We believe our competitors lag behind us in terms of the technical expertise of our senior management and the know-how contained in the aerodynamic separation technique and will be unable to replicate the expected results of the ASP technology, even as we expect to continue to improve the existing technology and processes. Additionally, the high capital costs of development of proprietary technologies, significant lead times required to construct new enrichment facilities, as well as stringent regulatory and operating requirements applicable to enrichment facilities, adds to the significant barriers to entry for smaller competing market participants.

ASP technology is a flexible platform with the potential to produce many different isotopes that could serve large addressable markets.

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

QE technology has the potential to produce many different enriched isotopes that cannot be enriched using ASP Technology.

Our QE technology is potentially a highly efficacious enrichment technology with the greatest enrichment factor of any enrichment process. In laboratory tests our scientists have achieved enrichment factors of up to 678 which compares to enrichment factors of less than 50 for AVLIS and 1.15 for a traditional centrifuge. QE can also be used to enrich elements where there is no known gaseous form of that element. We have completed the construction of our first QE enrichment facility in Pretoria, South Africa where we intend to produce 99.75% enriched Ytterbium-176.

Experienced team

Our board of directors and advisers have specialized expertise in isotope enrichment, research and development, technology, plant development, and manufacturing. Dr Hendrik Strydom, our chief technology officer and one of our directors, previously co-founded Klydon and has over 40 years of experience in isotope enrichment and laser design and manufacture. The scientific team that joined our company from Klydon combined has decades of experience in research and development of isotope enrichment and amassed deep knowledge in the field.

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

There are 23 isotopes of Silicon, all of which have 14 protons and between 8 and 30 neutrons. The table below shows a selection of those isotopes. Three isotopes are stable which have mass numbers of 28, 29 and 30 which have 14, 15 and 16 neutrons respectively. The other 20 isotopes are radioactive and decay with short half-lives and are therefore do not typically exist in naturally occurring silicon. In naturally occurring silicon, the isotope with atomic mass of 28 is usually the most abundant, typically accounting for approximately 92.22% of the material. The isotope with atomic mass of 29 typically accounts for 4.69% of the material and the isotope with atomic mass of 30 typically accounts for 3.09% of the material.

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

A Zippe-type centrifuge relies on the force resulting from centripetal acceleration to separate molecules according to their mass, and can be applied to most fluids. The dense (heavier) molecules move towards the wall and the lighter ones remain close to the center. The centrifuge consists of a rigid body rotor rotating at high speed. Concentric gas tubes located on the axis of the rotor are used to introduce feed gas into the rotor and extract the heavier and lighter separated streams. For U-235 production, the heavier stream is the waste stream and the lighter stream is the product stream. Modern Zippe-type centrifuges are tall cylinders spinning on a vertical axis, with a vertical temperature gradient applied to create a convective circulation rising in the center and descending at the periphery of the centrifuge. Diffusion between these opposing flows increases the separation by the principle of countercurrent multiplication.

In practice, since there are limits to how tall a single centrifuge can be made, several such centrifuges are connected in series. Each centrifuge receives one input and produces two output lines, corresponding to light and heavy fractions. The input of each centrifuge is the output (light) of the previous centrifuge and the input of the following stage. This produces an almost pure light fraction from the output (light) of the last centrifuge and an almost pure heavy fraction from the output (heavy) of the first centrifuge.

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

The Aerodynamic Separation Process ("ASP") Technology

ASP technology is proprietary technology originally licensed from Klydon which succeeds earlier work, first detailed in the scientific media in the mid-1970s, relating to an industrial scale enrichment plant for uranium that was constructed utilizing the so-called “stationary-wall centrifuge”. The original technology was highly energy consuming and was not able to compete on an economic basis with other methods of isotope separation. The innovative development of the ASP technology over the past two decades has culminated in a more advanced separation device that we believe can compete on a commercial scale with other methods of isotope separation. The ASP separation device separates both gas species and isotopes in a volatile state via an approximate flow pattern as shown below.

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
•
ASP operates very efficiently at molecular masses below 100 atomic mass units, unlike other separation processes which are more efficient at higher masses, which ASP can achieve equally well or to a superior degree.
•
ASP easily separates hydrogen gas from other gas components, e.g., harvesting hydrogen gas from carbon monoxide and carbon dioxide and altering the ratio of syngas mixture.
•
With the right material choice ASP can handle even the most corrosive gases.
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

•
H is the product, enriched in the isotope.
•
L is the tails, stripped of the isotope.
•
F = FX + FY is the feed stream at natural isotopic composition.
•
FX is the feed into the product stream of an adjoining stage.
•
FY is the feed into the tails stream of an adjoining stage.

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

ASP Technology In Use

The scientists at Klydon had constructed two ASP plants for the enrichment of oxygen-18 and silicon-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively. We believe the success of the enrichment of oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. We have completed the commissioning phase and are commencing commercial production at our Carbon-14 enrichment facility and our “multi-isotope” enrichment plant, which has its initial production run designated for enriched Silicon-28. We anticipate shipping the first commercial batches of enriched Carbon-14 in mid-2025 and enriched Silicon-28 during the second quarter of 2025.

Quantum Enrichment Technology

Isotopes of every element have unique spectroscopic “signatures” defined by the electromagnetic radiation or “light” absorbed by their atoms from electron transitions. QE separates two isotopes by taking advantage of the slight differences in the transition energy between two isotopes. This method is described as a “quantum mechanics” method. In principle, Quantum Enrichment can separate isotopes of most elements, achieving desired enrichment in a single step.

The atomic vapor laser isotope separation method (“AVLIS”), which is the forerunner of the QE technology, proposed by Letokhov et al. (1977)], has been in progress during the last 45 years. The main efforts during these years were devoted to attempts to get a nuclear fuel for industrial nuclear reactors.

Laser based isotope selective excitation followed by ionization and collection using electro-magnetic fields offers one of the most efficient techniques for isotope enrichment/denaturing. In the laser isotope separation (LIS) process, atoms of the target isotope in vapor stream get ionized after interaction with a tuned laser beam. Ionized atoms are separated from the main vapor stream by electrostatic field. In our Quantum Enrichment facility, a resistive heating system has been designed to evaporate Ytterbium by sublimation at temperature in the range of 500 oC to 700 oC to provide adequate Yb vapor atoms for laser interaction.

During the process, the vapor jet comes out from the source to reach sonic speed at the exit plane, then it expands supersonically into vacuum. A thickness monitor reading gives average arrival rate of atomic vapor in terms of thickness per unit time (A/sec).

At the heart of laser-based isotope enrichment lies a proficient multi-step isotope selective photoionization scheme giving optimum selectivity and product yield. Yb has two valence electrons and very few transitions originating from its ground level. Its ionization potential is 6.254eV. This necessitates selection of a three-step photoionization scheme for selective photoionization of its isotopes using the available laser infrastructure supporting visible range of spectrum.

Dye lasers offer the best suitable choice for enrichment process as they suffice to all the requirements of the process like wavelength tunability, high power generation at high repetition rates.

Diode Pumped Solid State Green Lasers (DPSSGLs) with ~3GHz line width in multi-mode operation are used to pump the dye lasers.

The temporal delays between the pulses from the three lasers were arranged to ensure their sequential arrival in the interaction region with delay of several ns.

We believe Quantum Enrichment technology is superior to AVLIS with optimized spectroscopy utilization and superior laser beam shaping.

The key advantages include:

•
high selectivity,
•
suitability for vaporized metals,
•
relatively low capital cost, and
•
modular design which limits scalability risk.

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

Other types of noninvasive diagnostic procedures — for example, computed tomography (“CT”) and magnetic resonance imaging (MRI) — can detect anatomical changes in tissues and organs as the result of disease. Nuclear medicine procedures can often detect the physiological and metabolic changes associated with disease before any anatomical changes occur. Such procedures can be used to identify disease at early stages and evaluate patients’ early responses to therapeutic interventions.

Single Photon Emission Computed Tomography (“SPECT”) generates three-dimensional (“3D”) images of tissues and organs using radionuclides that emit gamma rays; the most used radionuclide is Technitium-99m (“Tc-99m”), often referred to as the ‘work-horse’ of nuclear medicine. Individual gamma rays emitted from the decay of these radionuclides (i.e., single photon emissions) are detected using a gamma camera. This camera technology is used to obtain two-dimensional (“2D”) images; 3D SPECT images are computer generated from many 2D images recorded at different angles.

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

Radionuclide therapy can be used to treat conditions such as hyperthyroidism, thyroid cancer, prostate cancer, skin cancer and blood disorders. In nuclear medicine therapy, the radiation treatment dose is administered internally (e.g. intravenous or oral routes) or externally direct above the area to treat in form of a compound (e.g. in case of skin cancer). The radiopharmaceuticals used in nuclear medicine therapy emit ionizing radiation that travels only a short distance, thereby minimizing unwanted side effects and damage to noninvolved organs or nearby structures. Most nuclear medicine therapies can be performed as outpatient procedures since there are few side effects from the treatment and the radiation exposure to the general public can be kept within a safe limit.

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

Carbon-14 could be obtained from waste by-products in certain nuclear reactors. In June 2023, we entered into a multi-year supply agreement with a Canadian Customer for the supply of Carbon-14, which will be produced from our facility that was completed in March 2023. The customer agreed to supply carbon-14 in the form of carbon-dioxide gas as feedstock. We will then convert the carbon dioxide gas into methane under a chemical converting contract entered in June 2023. We will then enrich the methane to greater than 85% C-14 under a tolling agreement, also entered in June 2023. Finally, we will convert the enriched methane back into enriched carbon dioxide under a chemical converting contract. We have received an initial supply of feedstock from our customer and have started the enrichment of C-14. The tolling agreement has a minimum “take or pay” amount of approximately $2.5 million per year, supported by a bank letter of guarantee. In September 2023, we entered into a Memorandum of Understanding (MOU) with the same customer to separate Deuterium and Tritium currently stored at nuclear sites within Canada. The timing and commercial implications of this MOU are subject to future agreement between the parties.

ASP Technology for Silicon-28 Enrichment

Si-28 is a stable isotope of silicon. Isotopically enriched Si-28 is regarded as an ideal host material for semiconducting quantum computing due to the lack of Si-29 nuclear spins. The presence of Si-29 in concentrations above 500 parts per million (ppm) (0.05%) prevents effective performance. The lower the concentration of Si-29, the better a silicon quantum processor will perform in terms of computational power, accuracy and reliability. Unlike traditional centrifuges, which are suited to enriching gases with a high molecular mass, ASP Technology is highly suited to of enriching gases with a low molecular mass such as silane (SiH4), a gaseous compound that contains silicon.

Quantum computers are expected to be thousands or millions of times more powerful than the most advanced of today’s conventional computers, opening new frontiers and opportunities in many industries, including medicine, artificial intelligence, cybersecurity, global logistics and global financial systems.

We have entered into two purchase agreements for highly enriched Silicon-28. The first is with a U.S. semiconductor company. The second is with a global industrial gas company.

Quantum Enrichment Technology for Ytterbium-176 Enrichment

Ytterbium-176 (“Yb-176”) is a stable isotope of ytterbium, that is commonly used to produce Lutetium-177 (“Lu-177”). Lu-177 is a medical isotope used in targeted radionuclide therapy for treating neuroendocrine tumors and prostate cancer. Lu-177 is a medium energy beta emitter (Eβ = 0.149 keV). It is quite damaging, but only deposits its energy within a short range, decreasing collateral damaging effects to normal tissues. It has a half-life of 6.7 days and is compatible with various targeting agents, ranging from short peptides to large biomolecules. The half-life also allows for transport over longer distances and on-site preparation of pharmaceuticals.

Lu-177 can be produced in two ways, either directly by irradiation of lutetium-176 (“Lu-176”) or indirectly by irradiation of ytterbium-176 (“Yb-176”). The irradiation of Lu-176 leads directly to Lu-177, while irradiation of Yb-176 will lead to the production of the short-lived intermediate radioisotope ytterbium-177 (“Yb-177”), which decays to Lu-177.

Using the direct method in which Lu-176 is irradiated, the Lu-177 is produced in a matrix (‘carrier’) of Lu-176, because only part of the Lu-176 is converted to Lu-177. This form of Lu-177 is called carried added. Also, the direct method leads to small amounts of the radioactive impurity Lu-177m. This lowers the radionuclide purity of Lu-177 and complicates the radiation protection and disposal of Lu-177 waste in hospitals.

The advantage of the direct production route is that it can create Lu-177 in high quantities by irradiating as little as 1 mg of Lu-176. On the other hand, the desired Lu-177 cannot be chemically isolated from the target material Lu-176, as they are isotopes of the same element. This is problematic as the lutetium administered to the patient should preferably only contain the ‘useful’ Lu-177. If it contains largely ‘useless’ Lu-176, the effectiveness of the treatment will diminish.

The indirect method, where ytterbium-176 is irradiated, does not generate this extra isotope. The Lu-177 is produced in a matrix of ytterbium, which is separated from the lutetium by a chemical process after irradiation. Therefore, it leads to Lu-177 no carrier added. In the indirect production route, Lu-177 differs from the target material Yb-176 and can be isolated chemically in no carrier added (“n.c.a.”) form.

Quantum Enrichment Technology for Uranium Enrichment

We believe our Quantum Enrichment technology is capable of enriching Uranium, which we may be able to commercialize as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries including the United States. According to the World Nuclear Association (“WNA”), there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U-235”) and uranium-238 (“U-238”). The concentration of U-235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require Low Enriched Uranium (“LEU”) fuel which has a U-235 concentration greater than natural uranium and up to 5% by weight. Future reactor designs currently under development will likely require higher U-235 concentration levels of greater than 5% and below 20% (referred to as HALEU – High Assay Low Enriched Uranium). Uranium enrichment is the process by which the concentration of U-235 is increased (see discussion on HALEU demand below).

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

The World is Transitioning to Newer Smaller Reactors

As the world transitions to a decarbonized electric grid, society is gradually decreasing its reliance on fossil fuels and increasing its reliance on “clean energy”. There appears to be bipartisan support for the growth of nuclear energy. Nuclear power, through the operating light water reactor fleet and the deployment of advanced reactors, is poised to be an increasing contributor to carbon free energy in the U.S. and internationally. The United States leads the world in technology innovation with more developers of advanced reactors than any other country.

SMRs are advanced nuclear reactors that have a power capacity of up to 300 MW(e) per unit, which is about one-third of the generating capacity of traditional nuclear power reactors. SMRs, which can produce a large amount of low-carbon electricity, are:

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

SMRs have reduced fuel requirements. Power plants based on SMRs may require less frequent refueling, every 3 to 7 years, in comparison to between 1 and 2 years for conventional plants. Some SMRs are designed to operate for up to 30 years without refueling. SMRs are under construction or in the licensing stage in many countries including Argentina, Canada, China, Russia, South Korea and the United States of America.

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

SMRs will require a different grade of enriched Uranium

Many advanced reactors, including the majority of the Advanced Reactor Demonstration Program awardees, will require HALEU, and fuel forms very different from those manufactured for the current Light Water Reactors (LWRs). For example, the current generation of LWRs uses fuel enriched to less than 5% uranium-235. In contrast, many advanced non-LWR designs require enrichments between 5% and 20% with most above 10%.

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

In 2020, the DOE selected two companies for awards under the Advanced Reactor Demonstration Program (ARDP) Pathway 1: Advanced Reactor Demonstrations. Both reactor designs require HALEU and can be operational in about seven years. Today, it is estimated that the companies selected for the demonstration pathway will require HALEU for their reactors beginning in the late 2020's to support fuel fabrication ahead of reactor startup. In addition, one of the companies under Pathway 2: Risk Reduction for Future Demonstrations will require HALEU in the 2026-2027 timeframe and other companies in Pathway 2 and 3 of the ARDP will also require HALEU. Privately funded companies are also working to deploy HALEU fueled reactors by the mid-2020s.

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

In a letter to the DOE captioned “Updated Need for High-Assay Low Enriched Uranium” dated December 20, 2021, the NEI provided an estimate of what U.S. HALEU demand may be during the next 15 years by companies denoted A to J:

Estimated Annual Requirements for High Assay Low Enriched Uranium to 2035 (MTU/yr)

Company	A	B	C	D	E	F	G	H	I	J	Total	Cumulative
Year
2022	0.1	0.4					0.2		1.1	0.0	1.8	1.8
2023	0.1	3.1							4.4	0.1	7.7	9.5
2024	1.0	5.6	0.2	3.0			1.5		6.6	0.1	18.0	27.5
2025	1.0	3.8	0.4	3.0		5.0			11.0	1.6	25.8	53.3
2026	1.0	15.1		4.9		10.0	2.0	24.2	13.2	1.7	72.1	125.4
2027	1.0	26.5		7.9			4.0	24.2	13.2	1.9	78.7	204.1
2028	1.0	37.8		16.6		13.0	23.0	24.2	13.2	2.0	130.8	334.9
2029	1.0	26.3	1.8	30.5	17.0	18.0	14.0	24.2	16.5	2.4	151.7	486.6
2030	1.0	34.4	1.8	40.4	46.0	18.0	30.0	24.2	16.5	2.7	215.0	701.6
2031	23.0	42.5	6.2	53.0	29.0	22.0	33.0	24.2	16.5	2.9	252.3	954.0
2032	35.0	52.9	12.5	67.6	46.0	40.0	50.0	48.4	19.8	3.1	375.3	1,329.2
2033	47.0	63.5	32.2	82.1	46.0	32.0	80.0	48.4	19.8	3.2	454.2	1,783.4
2034	58.0	76.1	62.4	96.7	46.0	36.0	80.0	48.4	19.8	3.7	527.1	2,310.5
2035	70.0	90.9	96.	112.4	91.0	29.0	50.0	48.4	22.0	4.1	613.8	2,924.3

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

Quantum Enrichment Technology is ideally suited to the production of HALEU

We believe that we are in a very different position to many of the entrenched domestic and international enrichers. Our innovative isotope enrichment process has a number of advantages over traditional gas centrifuges and other novel approaches currently being explored by other companies: cheaper in capital expenditures, faster in construction, more flexible in design and location.

We estimate that the capital cost of constructing a Quantum Enrichment technology plant for uranium enrichment is approximately 75% cheaper than that of a traditional gas centrifuge enrichment facility. Our manufacturing plants are modular, so our construction time is likely faster and more flexible than competing technologies. Our enrichment facilities are smaller than traditional gas centrifuges which means we can place them near fuel fabrication facilities for enhanced security of production and transportation. Our operating costs of enriching uranium to 15.5% - 19.75% U-235 should be comparable to or cheaper than costs for other methods of uranium enrichment.

The table below represents management’s estimated comparison of the Quantum Enrichment technology with a traditional gas centrifuge.

	Quantum Enrichment Technology Plant	Gas Centrifuge
Separation mechanism	Enhanced resonant multiphoton ionization	Differential diffusion
Capital Cost per plant	<$100 million	>$800 million
Energy use (kWh) per SWU	<40	50-240
Construction time	2-3 years	2-3 years
Levelized cost per SWU*	<$50	$140

* for enrichment from 0.71% U235 to 5% U235

We are in the process of commissioning and commencing commercial production at our Ytterbium-176 enrichment facility using the Quantum Enrichment technology in Pretoria, South Africa. We received a manufacturing permit for this facility from the South African DMRE during 3Q 2023. The construction of this plant will provide us with valuable experience in the construction of Quantum Enrichment technology facilities in the future. Many of the control systems, compressors, lasers and hardware used in a uranium enrichment facility would be similar to parts used in this ytterbium-176 enrichment facility.

We expect the construction of a Uranium Enrichment facility would take approximately 30 months and the production volume would gradually ramp up to the final capacity of 20 metric tons per year. Importantly, subject to licensure, we believe we can produce commercial quantities of HALEU by 2027 to meet the anticipated demand from the advanced reactors currently in development. We believe that we can supply HALEU at a price lower than the HALEU currently imported from international enrichers and considerably lower than any potential domestic supply that may evolve.

Intellectual Property

Our business will depend on our proprietary ASP technology and QE technology. Enrichment is among the most sensitive nuclear technologies because it can produce weapons-grade materials, and our technology is highly controlled and subject to limitations on public disclosure or export. We believe patent protection in the United States for such sensitive nuclear technology developed in South Africa would be unusual, if even possible. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. As we transition into the commercialization of isotopes, we envision our intellectual property and its security becoming more vital to our future. Pursuing patent protection remains part of the intellectual property protection philosophy and strategy and the advisability of establishing provisional patent rights is continuously assessed on a case-by-case basis in respect of both conceptual aspects and the specific applications thereof. Such assessments are made in consultation with regulatory bodies and with due consideration to the prospects of successfully obtaining patent protection in light of any disclosure constraints that are imposed by such bodies. To date, we have not determined that patent protection is appropriate or viable in light of these considerations.

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

There are a number of regulators and treaties that govern and control our business and industry. The two principal ones that control and regulate the manufacturing of isotopes at our isotope enrichment facility in South Africa are the IAEA and the Nuclear Non-Proliferation Treaty (NPT).

The IAEA is an international organization that seeks to promote the peaceful use of nuclear energy, and to inhibit its use for any military purpose, including nuclear weapons. The IAEA was established as an autonomous organization on July 29, 1957. Though established independently of the United Nations through its own international treaty, the IAEA Statute, the IAEA reports to both the United Nations General Assembly and Security Council. The IAEA statute currently has 173 member states, including South Africa.

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

In South Africa, government Notice 493 relates to nuclear-related dual-use equipment, materials and software and related technologies which can be used in their entirety or in part for the separation of uranium isotopes. ASP technology is classified as a dual use technology under the protocols of the IAEA and, as such, is subject to the controls that are implemented under these protocols. These controls comprise requirements that include:

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

These regulations place strict limitations on what we can and cannot do. Security measures at our production facility and our offices are stringent. Access to our manufacturing plants are highly controlled. All employees and all visitors to the manufacturing plant are pre-screened by the South African Council for the Non-Proliferation of Weapons of Mass Destruction before being allowed employment or entry into the facility. Some of our suppliers also need to be registered with the South African Council for the Non-Proliferation of Weapons of Mass Destruction. Many of our computer systems are not connected to the external internet and confidential information is secured at a controlled location.

Some of our future isotopes may be regulated by healthcare regulators such as the FDA in the USA, Health Canada in Canada, the European Medicines Agency in Europe and similar regulators in other countries.

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

Compliance with the myriad of export control laws of the various jurisdictions in which we do business is a challenge for any company involved in export activities within the nuclear and defense end markets. We have compliance systems in our U.S. and non-U.S. subsidiaries to identify those products and technologies that are subject to export control regulatory restrictions and, where required, we obtain authorization from relevant regulatory authorities for sales to foreign buyers or for technology transfers to foreign consultants, companies, universities or foreign national employees. We also have a compliance system that is intended to proactively address potential compliance issues including those related to export control, trade sanctions and embargoes, as well as anti-bribery situations, and we are implementing this through such mechanisms as training, formalizing contracting processes, performing diligence on agents and continuing to improve our record-keeping and auditing practices with respect to third-party relationships and otherwise. Thus far, as part of our compliance system, for instance, we have developed a Code of Ethics and Conduct that informs all of our employees of their compliance obligations. Furthermore, we have developed an ethics and conduct training program that all of our employees are required to undertake, as well as other targeted compliance training relevant to their position, such as specific FCPA training for all of our worldwide senior employees. Violations of any of the various U.S. or non-U.S. export control laws can result in significant civil or criminal penalties, or even loss of export privileges, as mentioned above. We recognize that an effective compliance program can help protect the reputation and relationship of a regulated company with the regulatory agencies administering these laws and regulations. In the United States, each of the regulatory agencies administering these laws and regulations has a voluntary disclosure program that offers the possibility of significantly reduced penalties, if any are applicable, and we intend to use these programs as part of our overall compliance program, as necessary.

Employees

As of December 31, 2024, we employed 136 people on a full-time basis. Of the total employees, 14 employees are in research and development, 63 employees are in engineering, construction and manufacturing, 32 employees are in plant operations and 27 employees are in general management. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease five facilities in Pretoria, South Africa for production, research and development and offices. One lease is under automatic monthly extensions and the other four leases have terms that expire between February 28, 2026 and December 31, 2030. We believe that our existing facilities are adequate to meet our current needs.

Legal Proceedings

Except as described herein, we are currently not party to, and our property is not currently the subject of any material pending legal matters or claims.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs.

Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

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
•
Our current business is tied directly to the nuclear medicine and quantum computing industries and depends on our ability to successfully introduce our medical and other specialty isotopes to changing technology and a changing medical practice landscape.
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
•
We are still conducting research and development efforts for isotopes such as Mo-100, Zinc-68, Xenon-129/136, Germanium-70/72/74 and Chlorine-37 using the ASP technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.
•
We are awaiting the approvals necessary to conduct early research and development efforts for isotopes such as Uranium-235 utilizing the Quantum Enrichment technology. The necessary approvals may take a significant amount of time and may never materialize. As a result, we may not be able to enter into the nuclear energy space utilizing our technology.
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

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring assets, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated the ability to produce commercial quantities of enriched isotopes using the ASP technology or Quantum Enrichment technology. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale, or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of isotopes that we may produce for the medical industry or the production of enriched U-235. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date attributable to isotopes (and only limited revenues attributable to PET Labs), and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the years ended December 31, 2024 and 2023, we reported a net loss of $32.4 million and $16.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $56.2 million.

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
•
operate as a public company.

We expect limited commercial activity for our isotopes in the United States during the next two to three years and we anticipate that most of our initial revenues from future sales of our specialty isotopes will be derived from countries in Asia and EMEA (Europe, Middle East and Africa). To become and remain profitable, we must succeed in developing and eventually commercializing enriched isotopes that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing research and development activities relating to our ASP technology, obtaining applicable regulatory approval for future isotopes, if any, and manufacturing, marketing and selling any future isotopes (assuming receipt of applicable regulatory approvals). We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with chemical isotopes separation, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our future isotopes or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our future prospects are tied directly to the end markets that use our isotopes including the diagnostic medical imaging industry and depend on our ability to successfully introduce our isotopes and adapt to a changing technology and medical practice landscape.

The field of diagnostic medical imaging is dynamic, with new products, including equipment, software and products, continually being developed and existing products continually being refined. New hardware (scanners), software or agents in a given diagnostic modality may be developed that provide benefits superior to the then-dominant hardware, software and agents in that modality, resulting in commercial displacement of the existing radiotracers. For example, alternate scanners and radiotracers could be introduced. Similarly, changing perceptions about comparative efficacy and safety, as well as changing availability of supply may favor one agent over another or one modality over another. In addition, new or revised appropriate use criteria developed by professional societies, to assist physicians and other health care providers in making appropriate imaging decisions for specific clinical conditions, can and have reduced the frequency of and demand for certain imaging modalities and imaging agents. Technological obsolescence in any of the medical imaging products that would use the specialty isotopes that we plan to manufacture could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In October 2023, we entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in South Africa, to purchase 51% of the ordinary shares (the “initial shares”) in Nucleonics’ wholly-owned subsidiary, PET Labs Pharmaceuticals Proprietary Limited, a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production. We agreed to pay a total of $2,000,000 for the initial shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2024, the Company made a partial payment of $264,750 and the balance of $1,235,250 is expected to be paid in 2025. In addition, we have an option to purchase the remaining 49% of the ordinary shares (the “option shares”). If we exercise our option to purchase the option shares (which option is exercisable until January 31, 2027, provided that the initial shares have been paid for in full), we have agreed to pay $2,200,000 for the option shares.

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

As of December 31, 2024, our cash was approximately $61.9 million. We believe, based on our current operating plan, that our existing cash, will be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued.

As we pursue additional research and development activities related to our ASP technology and seek applicable regulatory approval of our any future isotopes, and otherwise to support our continuing operations, we will require substantial additional capital to support our business operations. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution (assuming receipt of applicable regulatory approvals for our future isotopes). Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our future isotopes (assuming receipt of applicable regulatory approvals).

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

Risks Related to the Development and Commercialization of Our Future Isotopes

We are continuing our research and development efforts for isotopes using the ASP technology and the Quantum Enrichment technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

We are still conducting research and development efforts using ASP technology to produce a wide array of isotopes, and have not yet produced any isotope at commercial scale. It is possible that the research and development, proof-of-concept, construction of a plant and commercialization will take longer than anticipated due to unexpected delays.

We also plan to begin researching the enrichment of uranium, which is a chemical element we believe may have application in the clean, efficient and carbon-free energy industry, using Quantum Enrichment technology. Quantum Enrichment technology has never been used to produce isotopes at a commercial scale and the research that has been conducted using this technique has never been published. The IAEA has never inspected any facility that leverages this technology and there is no proof that this technology has ever been used to enrich uranium. There are significant regulatory hurdles associated with enabling our research and development efforts to enter the nuclear energy market. Multiple regulatory agencies need to provide approvals to allow us to proceed with the research and development necessary to show proof of concept to the market. If we demonstrate proof of concept, we anticipate that there will be further approvals needed to expand to a larger footprint to support commercial demand. We may not ever obtain these approvals. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes (assuming receipt of applicable regulatory approvals), or experience significant delays in doing so, our business will be materially harmed.

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

We depend upon a limited number of third-party suppliers for certain components required to construct the centrifuges and other equipment for the enrichment plants that are being constructed in South Africa. To date, we have been able to obtain the required components for our centrifuges without any significant delays or interruptions, except for certain delays related to COVID-19. If we lose any of these suppliers, we may be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs, and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay completion and operations of the enrichment plants in South Africa, which could adversely affect our ability to execute our strategic plan and development programs in the expected timeframe.

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

Prior to October 2021, as a company, we had no involvement with or control over the research and development of the ASP technology. We relied on Klydon to have conducted such research and development in accordance with the applicable legal, regulatory and scientific standards. If the research and development processes or the results of the development programs associated with the ASP technology for development of isotopes prove to be unreliable, this could result in increased costs and delays in the development of our future isotopes, which could adversely affect any future revenue from these future isotopes (assuming receipt of applicable regulatory approvals).

Regulatory approval for production and distribution of radiopharmaceuticals used for medical imaging and therapeutic treatments may involve a lengthy and expensive process with an uncertain outcome.

Currently, the sale or use of many stable isotopes is not regulated by a healthcare regulator, such as the FDA, European Medicines Agency (EMA) or comparable foreign regulatory authorities. However, many products that are produced from stable isotopes in a radio pharmacy, such as Mo-99, Tc-99, Lu-177 and Ga 68 are regulated by healthcare regulators.

Our future customers who may use our stable isotopes to produce radiopharmaceuticals will likely require regulatory approval for their products. To date, only one healthcare regulator (Canada) has approved the use of Tc-99m produced from Mo-100 via a cyclotron. The regulatory approval of other products is also not standardized between different regions. Obtaining regulatory approval is expensive and can take many years to complete, and its outcome is inherently uncertain. Our customers’ regulatory approval process may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the process.

In the future, we may need to obtain approval from the FDA, EMA or comparable foreign regulatory authorities prior to the sale of stable isotopes that we may produce using our ASP technology or QE technology for use in medical imaging and therapeutic treatments. If we require FDA, EMA or other comparable foreign regulatory authorities to approve the sale of stable isotopes that we may produce using our ASP technology or QE Technology for medical imaging and therapeutic treatments, we must demonstrate the safety and utility or efficacy of our stable isotopes. Obtaining regulatory approval is expensive and can take many years to complete, and its outcome is inherently uncertain. Our regulatory approval process may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the process.

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

We are currently focused on producing enriched isotopes using our ASP technology to meet critical needs in society. We also plan to research the production of enriched uranium using Quantum Enrichment technology to meet the future needs of developers of U.S. advanced reactor technologies requiring HALEU. Our projections of the potential markets are based on estimates that have been derived from a variety of sources, including scientific literature and market research, and which may prove to be incorrect. We must be able to successfully acquire a significant market share in our potential markets to achieve profitability and growth. Customers may become difficult to gain access to, which would adversely affect our results of operations and our business.

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

Obtaining regulatory approval for the stable isotopes that we may produce using the ASP technology or the QE technology, or the radioisotopes that our future customers may produce using the stable isotopes that we plan to offer, in one jurisdiction does not mean that we or they will be successful in obtaining regulatory approval of such future products in other jurisdictions.

Currently, the production and distribution of stable isotopes does not require any regulatory licenses from healthcare regulators. Healthcare regulators frequently change such requirements, and it is possible that in the future stable isotopes may be regulated as a healthcare product. Obtaining such regulatory licenses, if required, may be a timely and costly process and could materially impact our ability to commercialize the stable isotopes that we plan to offer. Obtaining regulatory approval of the stable isotopes that we may produce using the ASP technology or QE technology in one jurisdiction does not guarantee that we will be able to obtain regulatory approval in any other jurisdiction. For example, even if the FDA grants regulatory approval of the stable isotopes that we may produce using the ASP technology or QE technology, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of such future product in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of the stable isotopes that we may produce using the ASP technology or QE technology. Products such as Tc-99m, Mo-99, Lu-177 and Ga-68 that may be produced by our future customers using the stable isotopes that we plan to offer will likely require regulatory licenses in most regions. Healthcare regulators frequently change such requirements and it is unclear what each healthcare regulator will require. To date, only one region (Canada) has approved the use of Tc-99m that has been produced from stable isotopes in a cyclotron. Obtaining such regulatory licenses, if required, may be a timely and costly process and could materially impact the ability of our future customers to operate and use the Mo-100 that we plan to offer. Obtaining regulatory approval in one jurisdiction does not guarantee that we or they will be able to obtain regulatory approval in any other jurisdiction.

If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of the stable isotopes that we may produce using the ASP technology or QE technology will be harmed.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In South Africa, our isotope enrichment facilities are heavily regulated. South Africa is a signatory to the IAEA conventions and has adopted safety standards from the IAEA. The design, construction and operation of the isotope enrichment plants are highly regulated and require government licenses, approvals and permits, and may be subject to the imposition of conditions. In some cases, these licenses, approvals and permits entail periodic review and inspections. While we and Klydon have received all licenses, approvals and permits required to build and operate our isotope enrichment facilities in South Africa, we cannot predict whether the conditions associated with such licenses, approvals and permits will be maintained. For example, each of Klydon and ASP Isotopes South Africa (Proprietary) Limited has received from the South African Council for The Non-Proliferation of Weapons of Mass Destruction (1) a registration certificate (which are valid for two years from the date of issuance) and (2) a Manufacturing and Services Permit. The permits provide that the Non-Proliferation Secretariat will conduct at least two industry visits in June and November (or as arranged) of every year. Each of the permits includes numerous conditions, including, for example, the obligation to keep the Council updated or informed on all separation projects at all times and at least through biannual declarations, which must be done through correspondence to the Council at the end of April and September every year. The permit issued to ASP Isotopes South Africa (Proprietary) Limited includes additional specific information requirements related to (i) the progress on the design and construction of the isotope separation plant, (ii) the progress on the manufacturing of isotope separation elements, and (iii) the commissioning of the plant. Each of the permits further provides that (i) any potential export of controlled goods and technology should be requested at an early stage through a Provisional Export Guidance Request, (ii) all isotope separation applications remain controlled regardless of the isotope atomic mass and will be dealt with on a case-by-case basis, and (iii) any ultimate transfer of these controlled goods and technology will be subject to the issuance of a permit by the Council as required in terms of the Non-Proliferation Act and related Government Notices and Regulations.

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

Risks Related to Our Intellectual Property

Our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating the ASP technology and Quantum Enrichment technology.

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

Our ASP technology and Quantum Enrichment technology may be found to infringe third-party intellectual property rights.

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

Government agencies may provide funding, facilities, personnel or other assistance in connection with the development of the intellectual property rights owned by or licensed to us in the future. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses could result in the loss of significant rights and could harm our ability to commercialize licensed products.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office ("USPTO") and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We will rely on our outside counsel, patent annuity service providers, or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. We will employ reputable law firms and other professionals to help us comply. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Our research and development activities and manufacturing process involve the controlled use of potentially hazardous substances, including chemical materials. We are subject to international and local laws and regulations in South Africa governing the use, manufacture, storage, handling and disposal of radioactive and hazardous materials. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

As of December 31, 2024, we employed 136 people, 127 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Ownership of Our Common Stock

Short sellers of our stock may seek to drive down the market price of our Common Stock, harm our brand and reputation, and negatively impact our business, operating results and financial condition.

Short sellers may take actions that could drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the price of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller hopes to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline. At any time, short sellers may publish, or arrange for the publication of, their opinions or characterizations of the Company that may cause negative market reactions and declines in the price of the Company’s common stock. Issuers, like us, whose common stock has historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller publications.

In November 2024, a short seller report was published about the Company, followed by a decrease in the price of our publicly traded securities. The short seller report and ensuing stock drop was followed by a purported stockholder filing a putative securities class action in the United States District Court for the Southern District of New York. For additional information, see Item 3 of Part I, “Legal Proceedings,” of this Annual Report on Form 10-K.

We may be the subject of future short seller publications which may result in the loss of customers, lawsuits and government investigations, the uncertainty and expense of which could harm our brand and reputation and negatively impact our business, operating results and financial condition. There are no assurances against future short seller publications, or claims related to our share price, which may result in the aforementioned adverse consequences.

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

The trading price of our Common Stock has fluctuated significantly since our initial public offering (“IPO”), and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
general political and economic conditions, including military conflict or the effects of pandemics; and
•
other events or factors, many of which are beyond our control.

Stock markets in general and technology companies in particular have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock. These fluctuations may also cause short sellers to periodically enter the market on the belief that we may experience worse results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 20.5% of our Common Stock as of December 31, 2024. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

As of December 31, 2024, we had a total of 72,068,059 shares of Common Stock outstanding. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline.

Of our outstanding Common Stock, the shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, 4,951,535 shares of Common Stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Common Stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline. Any sales of securities by our stockholders could have a material adverse effect on the trading price of our Common Stock.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2024 nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2. Properties

As of December 31, 2024, we lease five facilities in Pretoria, South Africa for office, production and laboratory space.

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

Item 3. Legal Proceedings

Except as described herein, we are currently not party to, and our property is not currently the subject of, any material pending legal matters or claims.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ASPI.” Public trading of our common stock began on November 10, 2022. Prior to that, there was no public market for our common stock.

As of March 21, 2025, we had 30 registered shareholders, not including those shares held in street or nominee name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None.

Repurchases of equity securities by the issuer

None.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, our directors and/or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (Exchange Act)) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption/ Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Paul E. Mann (Chief Executive Officer and Executive Chairman)	Adoption	December 13, 2024	X	—	Up to 1,150,000	September 2, 2026
Robert Ainscow (Chief Operating Officer)	Adoption	December 13, 2024	X	—	Up to 275,000	September 2, 2026
(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the trading plan.
(4)
Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock awards (RSAs) or restricted stock units (RSUs). The number of shares subject to covered RSAs or RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSA or RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

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

Overview

We are a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. Our proprietary technologies, the Aerodynamic Separation Process (“ASP technology”) and Quantum Enrichment technology (“QE technology”), are designed to enable the production of isotopes used in several industries. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

We have completed the commissioning phase and are commencing commercial production at our C-14and Si-28 enrichment facilities in Pretoria, South Africa. We are in the process of commissioning and commencing commercial production at our Yb-176 enrichment facility in Pretoria, South Africa. Our C-14 and Si-28 enrichment facilities utilize the ASP technology and our Yb-176 enrichment facility utilizes QE technology. We expect our first three enrichment facilities to generate commercial product during 2025. In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology. We anticipate shipping the first commercial batches of enriched Carbon-14 in mid-2025 and enriched Silicon-28 during the second quarter of 2025. We expect to commence commercial production of Ytterbium-176 during the second quarter of 2025.

In addition, we are considering the future development of the ASP technology for the separation of Zinc-68 and Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for potential use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market. We are also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium 6 and Lithium7.

We are currently pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of our uranium enrichment initiative, in October 2024, we entered into a term sheet with TerraPower, LLC which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027. In addition, in November 2024, we entered into a memorandum of understanding with The South African Nuclear Energy Corporation (Necsa), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Subject to the receipt of funding and all required permits and licenses to begin enrichment of U-235 in South Africa, it is anticipated that the research, development and ultimate construction of a HALEU production facility will take place at South Africa’s main nuclear research center at Pelindaba in Pretoria.

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

QLE. In September 2023, we formed Quantum Leap Energy LLC, or “QLE,” which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6.

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

PET Labs. We have a 51% ownership stake in PET Labs Pharmaceuticals Proprietary Limited (PET Labs), a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market. Under the terms of the Share Purchase Agreement pursuant to which we acquired the shares in PET Labs, we agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2024, we paid $264,750 towards the balance due. The remaining balance of $1,235,250 is due upon demand any time after October 31, 2024, and is expected to be paid in 2025.

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

In March 2024, our wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes. These convertible notes have a stated interest rate of 6% for the first year and 8% thereafter. The maturity date of these convertible promissory notes is March 7, 2029. These convertible promissory notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In June 2024, our wholly owned subsidiary Quantum Leap Energy received gross proceeds of $5,386,228 through this issuance of additional Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs. The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

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

In November 2024, we issued 2,754,250 shares of common stock at a public offering price of $6.75 per share resulting in net proceeds of approximately $17.1 million after deducting underwriting discounts, commissions and offering expenses.

TerraPower, LLC

On April 4, 2024, we entered into an agreement with TerraPower LLC ("TerraPower") to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a High Assay Low Enriched Uranium (“HALEU”) facility (the “TerraPower Agreeement”). The TerraPower Agreement may be terminated for (a) breach or default, (b) our convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for milestones completed by us and these payments are nonrefundable.

On October 18, 2024, we signed a term sheet with TerraPower (the “TerraPower Term Sheet”) that provides for the execution of two definitive agreements: (1) an agreement pursuant to which TerraPower will provide funding for our construction of a uranium enrichment facility capable of producing HALEU using our proprietary aerodynamic separation process technology to be located in the Republic of South Africa and (2) An agreement pursuant to which we will deliver to TerraPower the full capacity of the enrichment facility.

For the year ended December 31, 2024, $200,000 has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss.

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

Select information from the consolidated statements of operations and comprehensive loss as of the years ended December 31, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$3,944,226	$433,026	$(21,367,787)	$(16,145,339)
Nuclear fuels	200,000	—	(10,881,084)	—
Corporate	—	—	(173,857)	(148,787)
	$4,144,226	$433,026	$(32,422,728)	$(16,294,126)

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Revenue	$4,144,226	$433,026	$3,711,200
Cost of goods sold	2,544,614	294,056	2,250,558
Gross profit	1,599,612	138,970	1,460,642
Operating expenses:
Research and development	3,138,978	764,581	2,374,397
Selling, general and administrative	24,814,288	15,416,388	9,397,900
Total operating expenses	27,953,266	16,180,969	11,772,297
Other (expense) income:
Foreign exchange transaction gain	69,865	45,753	24,112
Change in fair value of share liability	(132,273)	(194,540)	62,267
Change in fair value of convertible notes payable	(6,875,041)	—	(6,875,041)
Interest income	1,238,691	9,074	1,229,617
Interest expense	(258,867)	(118,547)	(140,320)
Total other expense	(5,957,625)	(258,260)	(5,699,365)
Loss before income tax expense	$(32,311,279)	$(16,300,259)	$(16,011,020)
Revenue and Cost of Goods Sold

Effective with the acquisition of 51% of PET Labs, we have recognized revenue from the sale of nuclear medical doses for PET scanning for the two month period since the acquisition was effective on October 31, 2023 and December 31, 2023 and the year ended December 31, 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Personnel-related costs	$1,171,467	$495,034	$676,433
Consulting and professional	655,895	—	655,895
Facility and depreciation expenses	766,960	247,663	519,297
Other expenses	544,656	21,884	522,772
Total research and development expenses	$3,138,978	$764,581	$2,374,397

Research and development expenses were $3,138,978 for the year ended December 31, 2024, compared to $764,581 for the year ended December 31, 2023. The overall increase of $2,374,397 was primarily due to the following:

•
an increase in personnel-related costs of $676,433 is mainly due to the increase in headcount and related costs;
•
an increase in consulting and professional fees of $655,895 due to increased outsourced development activity for new specialty isotopes;
•
an increase in facility and depreciation expenses of $519,297 due to an increase in space dedicated to development; and
•
an increase in other expenses of $522,772 primarily related to repairs and maintenance and other general research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24,814,288 for the year ended December 31, 2024, compared to $15,416,388 for the year ended December 31, 2023. The overall increase of $9,397,900 was primarily due to the following:

•
an increase in personnel-related costs is mainly due to the increase in headcount and salaries of $1,779,619 and travel related costs of $459,644;
•
an increase in professional services and legal related fees of $4,029,537 primarily due to the timing of corporate activity and an increase in legal fees associated with the current campaign of misinformation and potential shareholders class actions lawsuits;
•
an increase in commissions and fees of $1,143,364 primarily due to the issuance of convertible notes in 2024;
•
an increase in facility and depreciation expenses of $850,982 due to the expansion of our operations in 2024; and
•
an increase in other selling, general and administrative expenses of $1,091,483, including insurance of $170,351 and franchise taxes of $191,663.

Other Income and Expense

Other expense for the year ended December 31, 2024 was $5,957,625, which includes a $6,875,041 change in the fair value of the convertible notes, a $132,273 change in the fair value of the share liability related to the shares issuable to a placement agent, $1,238,691 in interest income earned on our cash and cash equivalents and interest expense of $258,867.

Other expense for the year ended December 31, 2023 was $258,260, which includes a $194,540 change in the fair value of the share liability related to the shares issuable to a placement agent and other consultants and interest expense of $118,547.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO. In March and June 2024, the Company’s wholly owned subsidiary Quantum Leap Energy received gross proceeds of $20,550,000 and $5,386,228, respectively, through the issuance of convertible promissory notes with a stated interest rate of 6% for the first year and 8% thereafter. The maturity date of these convertible promissory notes is March 7, 2029. These convertible promissory notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualified public transaction at 80% of the share price taking into consideration a valuation cap. On April 9, 2024, the Company received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants. In July 2024, we issued 13,800,000 shares of common stock in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses. In November 2024, we issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share resulting in net proceeds of approximately $17.1 million after deducting underwriting discounts, commissions and offering expenses.

As of December 31, 2024, we had cash of $61.9 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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

Developing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available in substantial quantities until at least 2025. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(16,695,365)	$(5,412,392)
Investing activities	(11,372,399)	(2,453,191)
Financing activities	82,533,640	13,385,491
Net increase (decrease) in cash and cash equivalents	$54,465,876	$5,519,908

Operating Activities

Net cash used in operating activities was $16,695,365 for the year ended December 31, 2024 and was primarily due to our net loss of $32.4 million, adjusted for stock-based compensation expense of $8,561,404, non-cash issuance costs for the convertible notes payable of $621,915, amortization of right-of-use asset of $473,202, depreciation expense of $471,421, issuance of common stock to consultants with a fair value of $1,314,200, change in fair values for the convertible notes payable of $6,875,041 and change in fair value of share liability of $132,273, partially offset by a $2,622,890 change in our operating assets and liabilities.

Net cash used in operating activities was $5,412,392 for the year ended December 31, 2023 and was primarily due to our net loss of $16,294,126, adjusted for stock-based compensation expense of $8,743,799, amortization of right-of-use asset of $104,528, issuance of common stock to consultants with a fair value of $669,700, change in fair value of share liability of $194,540, and a $1,159,728 change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $11,372,399 for the year ended December 31, 2024 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress.

Net cash used in investing activities was $2,453,191 for the year ended December 31, 2023 and was comprised of the purchase of machinery and equipment and construction in progress totaling $2,331,343 and $121,848 for the acquisition of PET Labs net of cash acquired.

Financing Activities

Net cash provided by financing activities was $82,533,640 for the year ended December 31, 2024 and was comprised primarily of net proceeds of $53,091,187 from the sale and issuance of our common stock, gross proceeds of $25,936,228 from the issuance of convertible notes payable, proceeds of $5,837,663 from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $920,336, proceeds from collection of receivable from noncontrolling interest in VIE of $706,774, partially offset by costs to issue common stock of $3,648,385, principal payments on notes payable, finance leases and bank loans of $561,176, $100,611 and $51,381, respectively, and distribution to noncontrolling interest in VIE of $97,918.

Net cash provided by financing activities was $13,385,491 for the year ended December 31, 2023 and was comprised primarily of net proceeds of $13,566,022 from the sale and issuance of our common stock.

Contractual Obligations and Commitments

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $9,000 with a term expiring on December 31, 2030. We also lease additional space on a short term basis in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $18,000 with a term expiring on February 28, 2026 and the Company is continuing to occupy that space under the monthly extensions. We also lease additional space in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $2,000 with a term expiring on October 30, 2026.

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $27,000 with a term expiring on March 30. 2026 with automatic monthly extension afterwards. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

In November 2024 and 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923 and $526,282, respectively. During 2024, the Company entered into several loans to purchase motor vehicles and certain equipment totaling $2,020,511. These loans are secured by the underlying assets included in property and equipment. Refer to Note 6 (Notes Payable) to our consolidated financial statements included in Part II, Item 8. for information regarding interest rates and maturities.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amount of revenues, expenses, assets, liabilities and the disclosure of contingent liabilities. Actual results may differ from these estimates. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of accounting for the acquisition including goodwill, loss contingencies, stock-based compensation and convertible notes payable at fair value. Refer to Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our consolidated financial statements included in Part II, Item 8. for a summary of significant accounting policies

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Goodwill

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that carrying values of goodwill cannot be recovered, the unrecoverable amounts are charged against current earnings. Recoverability is dependent upon assumptions and judgments regarding market conditions, or business strategies. Other assumptions used in the calculation of recoverable amounts are discount rates, future cash flows and profit margins. A material change in assumptions may significantly impact the potential impairment of goodwill.

Loss Contingencies

We are currently involved in various claims and legal proceedings. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards, based on estimated grant date fair values. These fair values are calculated by applying a valuation model, which is in itself judgmental, and takes into account certain inherently uncertain assumptions.

Convertible Notes Payable at Fair Value

The fair values assigned to convertible notes payable carried at fair value are based upon available information at the time and do not necessarily represent amounts that might ultimately be paid. Because of the inherent uncertainty of valuation, these estimated fair values may differ significantly from the values that would have been used had a ready market for this debt existed, and those differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt. As of December 31, 2024 and 2023, our cash and cash equivalents consists of cash in readily available checking and interest bearing accounts. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. As of December 31, 2024 and 2023, we had $2,380,396 and 470,396, respectively, of notes payable bank outstanding primarily related to loans for motor vehicles and equipment in South Africa and financing of Directors and Officers’ insurance premiums. This results in a minimal exposure to interest rate risk with respect to debt. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

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

Credit Risk

We are potentially subject to concentrations of credit risk in our accounts receivable. Two customers, Customer A and Customer B, represent approximately 28% ($200,000) and 20% ($144,590), respectively, of consolidated accounts receivable as of December 31, 2024. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2024. Generally, we do not require collateral or other securities to support its accounts receivable.

Major Customer

Revenues from one customer of our specialist isotopes and related services segment represent approximately 14% or $592,000 our consolidated revenues. for the year ended December 31, 2024. For year ended December 31, 2023, there were no customers that represented more than 10% of revenues. We expect to maintain this relationship with the customer.

Item 8. Financial Statements and Supplementary Data

ASP Isotopes Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ASP Isotopes Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASP Isotopes Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2025

ASP Isotopes Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$61,890,048	$7,908,181
Accounts receivable	706,925	216,504
Inventory	65,655	—
Receivable from noncontrolling interests	27,556	721,548
Prepaid expenses and other current assets	3,053,478	1,664,023
Total current assets	65,743,662	10,510,256
Property and equipment, net	22,354,377	10,712,839
Operating lease right-of-use assets, net	1,122,134	1,258,701
Deferred tax assets	31,847	—
Goodwill	3,168,101	3,267,103
Other noncurrent assets	1,927,867	1,793,014
Total assets	$94,347,988	$27,541,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,021,393	$1,111,819
Accrued expenses	2,275,681	1,311,245
Notes payable - current	939,110	470,396
Finance lease liabilities – current	125,862	61,941
Operating lease liabilities – current	557,676	336,564
Deferred revenue	882,000	882,000
Other current liabilities	1,256,549	1,500,000
Total current liabilities	7,058,271	5,673,965
Deferred tax liabilities	—	110,578
Convertible notes payable, at fair value	33,433,184	—
Notes payable - noncurrent	1,441,286	—
Finance lease liabilities – noncurrent	560,328	207,092
Operating lease liabilities – noncurrent	688,479	1,066,647
Other noncurrent liabilities	—	1,653,000
Total liabilities	43,181,548	8,711,282
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 72,068,059 and 48,923,276 shares issued and outstanding as of December 31, 2024 and 2023, respectively	720,681	489,233
Additional paid-in capital	105,515,005	40,567,003
Accumulated deficit	(56,172,881)	(23,839,300)
Accumulated other comprehensive loss	(2,164,313)	(920,982)
Total ASP Isotopes stockholders’ equity	47,898,492	16,295,954
Noncontrolling interests	3,267,948	2,534,677
Total stockholders’ equity	51,166,440	18,830,631
Total liabilities and stockholders’ equity	$94,347,988	$27,541,913

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023
Revenue
Product revenue	$3,944,226	$433,026
Collaboration revenue	200,000	—
Total revenue	4,144,226	433,026
Cost of goods sold	2,544,614	294,056
Gross profit	1,599,612	138,970
Operating expenses:
Research and development	3,138,978	764,581
Selling, general and administrative	24,814,288	15,416,388
Total operating expenses	27,953,266	16,180,969
Loss from operations	(26,353,654)	(16,041,999)
Other income (expense):
Foreign exchange transaction gain	69,865	45,753
Change in fair value of share liability	(132,273)	(194,540)
Change in fair value of convertible notes payable	(6,875,041)	—
Interest income	1,238,691	9,074
Interest expense	(258,867)	(118,547)
Total other expense	(5,957,625)	(258,260)
Loss before income tax expense	(32,311,279)	(16,300,259)
Income tax (expense) benefit	(111,449)	6,133
Net loss before allocation to noncontrolling interests	(32,422,728)	(16,294,126)
Less: Net loss attributable to noncontrolling interests	(89,147)	(7,892)
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(32,333,581)	$(16,286,234)
Deemed dividend on inducement warrant for common stock	(2,779,659)	—
Net loss attributable to ASP Isotopes Inc. shareholders	$(35,113,240)	$(16,286,234)
Net loss per share attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.63)	$(0.49)
Weighted average shares of common stock outstanding, basic and diluted	55,671,805	33,066,708

Comprehensive income (loss):
Net loss before allocation to noncontrolling interests	$(32,422,728)	$(16,294,126)
Foreign currency translation	(1,243,331)	(1,176,012)
Total comprehensive loss before allocation to noncontrolling interests	(33,666,059)	(17,470,138)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(119,417)	27,255
Comprehensive loss attributable to ASP Isotopes Inc.	$(33,546,642)	$(17,497,393)

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2022	35,907,127	$359,071	$16,756,426	$255,030	$(7,553,066)	$—	$9,817,461
Issuance of common stock, net of issuance costs of $563,473	13,117,067	131,171	13,434,851	—	—	—	13,566,022
Issuance of common stock for non-cash issuance costs	472,582	4,726	(4,726)	—	—	—	—
Issuance of common stock to settle share liability	150,000	1,500	226,500				228,000
Settlement of liability with related parties	—	—	626,223	—	—	—	626,223
Settlement of liability with consultants	519,750	5,198	771,497	—	—	—	776,695
Cancellation of common stock received in exchange for issuance of convertible preferred stock in subsidiary	(3,000,000)	(30,000)	30,000	—	—	—	—
Issuance of restricted shares	1,756,750	17,567	(17,567)	—	—	—	—
Stock-based compensation	—	—	8,743,799	—	—	—	8,743,799
Noncontrolling interest in ASP Rentals	—	—	—	—	—	721,548	721,548
Acquisition of PET Labs	—	—	—	—	—	1,821,021	1,821,021
Foreign currency translation	—	—	—	(1,176,012)	—	—	(1,176,012)
Net loss	—	—	—	—	(16,286,234)	(7,892)	(16,294,126)
Balance as of December 31, 2023	48,923,276	489,233	40,567,003	(920,982)	(23,839,300)	2,534,677	18,830,631
Issuance of common stock, net of issuance costs of $3,648,385	16,554,250	165,542	49,277,260	—	—	—	49,442,802
Issuance of common stock from warrant exercise	3,316,298	33,163	5,804,500	—	—	—	5,837,663
Issuance of restricted common stock	2,523,554	25,236	(25,236)				—
Issuance of common stock to consultants	60,000	600	183,000	—	—	—	183,600
Issuance of common stock to board members	670,681	6,707	(6,707)	—	—	—	—
Retired unvested restricted shares	(325,000)	(3,250)	3,250	—	—	—	—
Settlement of liabilities with consultant	345,000	3,450	1,151,400	—	—	—	1,154,850
Board fee liabilities settled with shares	—	—	240,000	—	—	—	240,000
Commission fee liability settled with cash and common stock warrant	—	—	(1,006,763)	—	—	—	(1,006,763)
Settlement of commission fee liability payable in common stock warrant	—	—	765,894	—	—	—	765,894
Stock-based compensation expense	—	—	8,561,404	—	—	—	8,561,404
Contribution from noncontrolling interest in VIE	—	—	—	—	—	920,336	920,336
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(97,918)	(97,918)
Foreign currency translation	—	—	—	(1,243,331)	—	—	(1,243,331)
Net loss	—	—	—	—	(32,333,581)	(89,147)	(32,422,728)
Balance as of December 31, 2024	72,068,059	$720,681	$105,515,005	$(2,164,313)	$(56,172,881)	$3,267,948	$51,166,440

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from Operating activities
Net loss	$(32,422,728)	$(16,294,126)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign exchange transaction loss(gain) from intercompany	42,407	(44,649)
Depreciation	471,421	37,433
Loss on disposal of property and equipment	1,666	—
Stock-based compensation	8,561,404	8,743,799
Convertible note payable for non-cash issuance costs	621,915	—
Shares issued for non-cash consultant expense	1,314,200	669,700
Change in fair value of share liability	132,273	194,540
Change in fair value of convertible notes payable	6,875,041	—
Change in right-of-use lease assets	473,202	104,528
Change in deferred tax assets, net	(143,276)	16,655
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	(505,952)	237,952
Inventory	(67,639)	—
Prepaid expenses and other current assets	(1,356,761)	(546,097)
Other noncurrent assets	(9,190)	(59,324)
Accounts payable	(877,468)	(224,598)
Accrued expenses	909,873	873,705
Deferred revenue	—	882,000
Operating lease liability	(427,460)	(85,775)
Tax liability current	—	(22,787)
Other current liabilities	(288,293)	104,652
Net cash used in operating activities	(16,695,365)	(5,412,392)
Cash flows from investing activities
Purchases of property and equipment	(9,675,127)	(2,331,343)
Cash advance paid for property and equipment	(1,697,272)	—
Cash paid for acquisition of business, net of cash acquired	—	(121,848)
Net cash used in investing activities	(11,372,399)	(2,453,191)
Cash flows from financing activities
Proceeds from issuance of common stock	53,091,187	14,129,495
Common stock issuance costs	(3,648,385)	(563,473)
Proceeds from exercise of warrants	5,837,663	—
Proceeds from noncontrolling interest in VIE	920,336	—
Proceeds from collection of receivable from noncontrolling interest in VIE	706,774	—
Distribution to noncontrolling interest in VIE	(97,918)	—
Proceeds from issuance of convertible notes payable	25,936,228	—
Proceeds from issuance of notes payable	500,923	526,282
Payments of notes payable	(561,176)	(87,713)
Payment of bank loan	(51,381)	(609,499)
Payment of principal portion of finance leases	(100,611)	(9,601)
Net cash provided by financing activities	82,533,640	13,385,491
Net change in cash and cash equivalents	54,465,876	5,519,908
Effect of exchange rate changes on cash and cash equivalents	(484,009)	(867)
Cash and cash equivalents– beginning of year	7,908,181	2,389,140
Cash and cash equivalents– end of year	$61,890,048	$7,908,181
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in lieu of commissions	$—	$75,570
Settlement of liabilities with related party	$—	$626,223
Seller financed portion of investment in PET Labs Pharmaceuticals	$—	$1,500,000
Purchase of property and equipment included in accounts payable	$795,264	$453,985
Right-of-use assets obtained in exchange for operating lease liability	$364,458	$70,607
Right-of-use assets obtained in exchange for financing lease liability	$538,768	$—
Deemed dividend on inducement warrant	$2,779,659	$—
Purchase of property and equipment with bank loans	$2,020,511	$—
Board fees settled with common stock	$240,000	$—
Commission fee settled with common stock warrant	$765,894	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Guernsey Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes Holdings South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”), a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), a 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd (“ASP UK”), a subsidiary of ASP Guernsey, was incorporated in July 2022. ASPI South Africa Asset Finance Proprietary Limited ("ASP SA Asset Finance”), a subsidiary of ASP South Africa, was incorporated in July 2024. PET Labs Global Nuclear Medicine SEZC (“PET Labs Global”), a subsidiary of ASP Guernsey, was incorporated in June 2024 in the Cayman Islands. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc. operates in South Africa. ASP Isotopes Inc.’s subsidiary, Quantum Leap Energy LLC, was formed in the state of Delaware in September 2023 and began operations in February 2024. Quantum Leap Energy LLC’s subsidiary Quantum Leap Energy Proprietary Limited (“Quantum Leap Energy South Africa”), has its operations in South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

The Company is a development stage advanced materials company dedicated to the development of technology and processes that, if successful, will allow for the enrichment of natural isotopes into higher concentration products, which could be used in several industries. The Company’s proprietary technologies, the Aerodynamic Separation Process (“ASP technology”) and Quantum Enrichment technology (“QE technology”), are designed to enable the production of isotopes used in several industries. The Company’s initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

The Company has completed the commissioning phase and are commencing commercial production at the C-14 and Si-28 enrichment facilities located in Pretoria, South Africa. We are in the process of commissioning and commencing commercial production at our Yb-176 enrichment facility in Pretoria, South Africa. We expect our first three enrichment facilities to generate commercial supply during 2025. In addition, the Company has started planning additional isotope enrichment plants both in South Africa and in other jurisdictions. The Company believes the C-14 it may produce using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals. The Company believes the Si-28 it may produce using the ASP technology may be used to develop advanced semiconductors and in quantum computing. The Company believes the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology.

In addition, the Company is considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine-37 for potential use in the nuclear energy end market.

The Company is also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Lithium 6 and Lithium-7. The Company is also pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”). The Company believes the U-235 that it may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (HALEU)-fueled small modular reactors that are now under development for commercial and government uses.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $32.4 million and $16.3 million for the years ended December 31, 2024 and 2023, respectively. The Company currently expects that its cash and cash equivalents of $61.9 million as of December 31, 2024 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company anticipates it will need to continue to raise capital through additional equity and/or debt financings and/or collaborative development agreements to fund its operations beyond the next year. However, such funding may not be available on a timely basis on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, reorganize, merge with another entity, or cease operations.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, fair value of convertible notes, loss contingencies and the accounting for the acquisition, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2024 and 2023.

The Company's foreign subsidiaries held cash of approximately $1,512,000 and $1,963,000 as of December 31, 2024 and 2023, respectively, which is included in cash and cash equivalents on the consolidated balance sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheet as December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$200,000	28%	$—	—
Customer B	$144,590	20%	$32,683	15%
Customer C	$—	—	$27,398	13%
Customer D	$—	—	$21,682	10%

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2024. Generally, we do not require collateral or other securities to support its accounts receivable.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Revenues from one customer of the Company’s specialist isotopes and related services segment represents approximately 14% or $592,000 the Company’s consolidated revenues. for the year ended December 31, 2024. For the year ended December 31, 2023, there were no customers representing 10% or more of revenues.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of December 31, 2024 and 2023.

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

The Company’s share liability (Note 12) is measured at Level 1 fair value on a recurring basis. There was no share liability as of December 31, 2024 and 2023. The Company’s convertible notes payable (Note 6) is measured as a Level 3 fair value on a recurring basis and was $33,433,184 as of December 31, 2024. There were no transfers among Level 1, Level 2 or Level 3 categories in the year ended December 31, 2024. The following table provides a reconciliation of the Company’s liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs:

Convertible Notes Payable
Balance as of December 31, 2023	—
Fair value at issuance	26,558,143
Fair value adjustment	6,875,041
Balance as of December 31, 2024	$33,433,184

The carrying amounts of accounts payable, accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition

The Company’s product revenue relates to PET Labs, in which the Company acquired 51% ownership on October 31, 2023 (Note 11). The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into transactions with radiopharmacy companies that are within the scope of ASC 606. The terms of these transactions include payment for delivery of nuclear medical doses for PET scanning in South Africa.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company’s collaboration revenue relates to TerraPower LLC ("TerraPower") (Note 10). At contract execution, the Company analyzes its collaborative arrangements and license agreements to assess whether both parties are active participants in the activities and are exposed to significant risks and rewards and therefore are within the scope of ASC 808, Collaborative arrangements (“ASC 808”). ASC 808 does not address the recognition and measurement of payments from collaborative arrangements and instead refers companies to use other authoritative accounting literature. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration reflect a vendor-customer relationship and therefore are within the scope of ASC 606, Revenue from Contracts with Customers. When the Company determines elements of a collaboration agreement do not reflect a vendor-customer relationship, the Company consistently applies a reasonable and rational policy election made by analogizing to authoritative accounting literature. The Company evaluates the income statement classification for presentation of amounts due from or owed to other participants in a collaboration arrangement based on the nature of each separate activity.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable.The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. At December 31, 2024 and 2023 there was no allowance for expected credit losses.

Inventory

The Company uses the first in, first out inventory method to account for its inventory. As of December 31, 2024, inventory consists of raw materials and is stated at the lower of cost or net realizable value. There was no inventory as of December 31, 2023.

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

The Company assigns the useful lives of our property and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of the Company's property and equipment range from 3 to 10 years, or the shorter of the useful life or remaining life of the lease for leasehold improvements. Depreciation is recorded using the straight-line method.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual test for goodwill as of October 31. The result of the analysis performed as of October 31, 2024 did not indicate an impairment of goodwill.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use ("ROU") assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, and considering the region in which the ROU asset and liabilities are located.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be assessed using a discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses for the years ended December 31, 2024 and 2023.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation ("ASC 718"). Stock-based compensation expense represents the cost of the grant date fair value of employee stock awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The Company also awards restricted stock to employees and directors. Restricted stock is generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the restricted stock,

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company follows the provisions of ASC 740-10, Uncertainty in Income Taxes, ("ASC 740-10"). The Company has not recognized a liability for any uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. See Note 3 (Revenue and Segment Information) for additional disclosure.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company is in the process of evaluating the impact of adoption of ASU 2023-09 on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

15, 2027. ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The Company is in the process of evaluating the impact of adopting ASU 2024-03 on the Company's consolidated financial statements.

3. Revenue and Segment Information

In connection with our acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. The Company recognized product revenue of $3,944,226 and $433,026, for the years ended December 31, 2024 and 2023, respectively.

The following tables present changes in the Company’s accounts receivable for the years ended December 31, 2024 and 2023:

	Balance as of December 31, 2023	Additions	Deductions	Balance as of December 31, 2024
Accounts receivable	$216,504	$4,144,226	$(3,653,805)	$706,925

	Balance as of October 31, 2023	Additions	Deductions	Balance as of December 31, 2023
Accounts receivable	$460,165	$433,026	$(676,687)	$216,504

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

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The segment revenue and segment net loss is regularly reviewed by the CODM in deciding how to allocate resources. The Company manages assets on a total company basis, not by operating segment, as the assets are shared or commingled. Therefore, the CODM does not regularly review any asset information by operating segment and, accordingly, asset information is not reported on a segment basis.

Select information from the consolidated statements of operations and comprehensive loss as of the years ended December 31, 2024 and 2023 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
Segment	2024	2023	2024	2023
Specialist isotopes and related services	$3,944,226	$433,026	$(21,367,787)	$(16,145,339)
Nuclear fuels	200,000	—	(10,881,084)	—
Corporate	—	—	(173,857)	(148,787)
	$4,144,226	$433,026	$(32,422,728)	$(16,294,126)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the years ended December 31, 2024 and 2023, is as follows:

	Year Ended December 31, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$3,944,226	$—	$—	$3,944,226
Collaboration revenue	—	200,000	—	200,000
Less: cost of sales	(2,544,614)	—	—	(2,544,614)
Segment gross profit	1,399,612	200,000	—	1,599,612
Personnel expenses	12,392,833	1,197,515	—	13,590,348
Professional fees	6,108,271	1,631,772	—	7,740,043
Other segment expenses	4,794,818	1,828,057	—	6,622,875
Segment operating loss	(21,896,310)	(4,457,344)	—	(26,353,654)
Foreign exchange transaction gain	—	—	69,865	69,865
Change in fair value of share liability	—	—	(132,273)	(132,273)
Change in fair value of convertible notes payable	—	(6,875,041)	—	(6,875,041)
Interest income (expense), net	528,523	451,301	—	979,824
Loss before income tax expense	$(21,367,787)	$(10,881,084)	$(62,408)	$(32,311,279)

	Year Ended December 31, 2023
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$433,026	$—	$—	$433,026
Less: cost of sales	(294,056)	—	—	(294,056)
Segment gross profit	138,970	—	—	138,970
Personnel expenses	11,134,296	—	—	11,134,296
Professional fees	2,994,611	—	—	2,994,611
Other segment expenses	2,052,062	—	—	2,052,062
Segment operating loss	(16,041,999)	—	—	(16,041,999)
Foreign exchange transaction gain	—	—	45,753	45,753
Change in fair value of share liability	—	—	(194,540)	(194,540)
Interest income (expense), net	(109,473)	—	—	(109,473)
Loss before income tax expense	$(16,151,472)	$—	$(148,787)	$(16,300,259)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

4. Property and Equipment

Property and equipment as of December 31, 2024 and 2023 consisted of the following:

	Useful Lives (Years)	December 31,
		2024	2023
Construction in progress	—	$13,969,784	$9,108,923
Tools, machinery and equipment	3 - 10	5,898,618	1,458,654
Plant	10	2,269,204	—
Computer equipment	3 - 4	145,225	60,447
Vehicles	5	292,498	39,849
Software	5	1,590	1,639
Office furniture	7 - 10	147,079	59,588
Leasehold improvements	5	115,890	21,446
Property and equipment, at cost		22,839,888	10,750,546
Less accumulated depreciation		(485,511)	(37,707)
Property and equipment, net		$22,354,377	$10,712,839

The Carbon-14 plant was completed in June 2024 and depreciation began in July 2024. The Company is currently building two other plants in Pretoria, South Africa: a multi-isotope plant and a laser isotope separation plant using quantum enrichment technology. Costs incurred for the other two plants are considered construction in progress because the work is not complete as of December 31, 2024. Costs incurred for the plants as of December 31, 2024 and 2023 are considered construction in progress. There was no depreciation expense as it relates to the construction in progress for the years ended December 31, 2024 and 2023. Depreciation expense for all other asset categories was $471,421 and $37,433 for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Accrued professional	$671,314	$447,295
Accrued salaries and other employee costs	1,584,273	845,344
Accrued other	20,094	18,606
Total accrued expenses	$2,275,681	$1,311,245

6. Notes Payable

Debt consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Promissory note	$409,696	$470,396
Motor vehicle and equipment loans	1,970,700	—
Total notes payable	2,380,396	470,396
less current portion of notes payable	(939,110)	(470,396)
Long term portion of notes payable	$1,441,286	$—

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. As of December 31, 2024 and 2023, the promissory note payable balance was $31,380 and $31,827, respectively, and continues to be automatically extended on a monthly basis.

In conjunction with the acquisition of 51% of PET Labs, ASP assumed a liability to a bank. Prior to December 31, 2023, the bank loan balance of $609,500 was paid off entirely.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

In November 2024, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923. This note bears interest at an annual rate of 8.45% with seven monthly payments beginning in December 31, 2024. In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers' insurance policy for $526,282. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December 2023. The note was repaid in full in May 2024. For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $17,872 and $2,249, respectively. As of December 31, 2024 and 2023, the promissory note payable balance was $378,316 and $438,569, respectively.

Motor Vehicle and Equipment Loans

During 2024, the Company entered into several loans to purchase motor vehicles and certain equipment totaling $2,020,511. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 10.40% to 12.25% and mature from September 2028 to December 2029. Minimum monthly payments total $40,120. Interest expense under the outstanding loans was $70,975 for the year ended December 31, 2024. As of December 31, 2024, motor vehicle and equipment loans totaled $1,970,700.

Convertible Notes Payable

In March 2024, the Company issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000. One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs. Issuance costs paid in cash totaling $521,423 and the value of the note issued upon issuance to the placement agent were expensed in selling, general and administrative costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

In June 2024, the Company issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5,494,395 and received aggregate cash of $5,386,228. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “Convertible Notes”.

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

The Convertible Notes are recorded on the consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21,063,748. The fair value of the June Convertible Notes on the date of issuance was $5,494,395. The fair value of the Convertible Notes as of December 31, 2024 has been determined to be $33,433,184 and the resultant change in fair value of $6,875,041 has been recorded in other income and expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. As of December 31, 2024, the total principal and accrued interest of the Convertible Notes is $27,782,210 of which $1,224,067 is from the interest.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of molybdenum-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of December 31, 2024 and 2023. No amount of deferred revenue was recorded as of January 1, 2023.

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

In March 2024, the cyclotron was received by the Company and is recorded as property and equipment. The financing company has paid the vendor. During 2024, the Company financed the cost of this equipment and is recorded in notes payable as of December 31, 2024.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

Two individuals who were officers and board members of Klydon, one who is now an officer of ASP Isotopes Inc. and the other who was a scientific advisor of ASP Isotopes Inc., received warrants to purchase common stock of the Company and therefore are considered related parties. See Notes 10 and 12. The individual who was a scientific advisor of ASP Isotopes Inc, has resigned from that role, given his age and deteriorating health.

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

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller. The balance due for the Initial Sale Shares as of December 31, 2024 is $1,235,250 and is recorded in other current liabilities on the consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares.

PET Labs Global

In August 2024, PET Labs Global entered into a three-year service agreement with Cayman Enterprise City and is licensed to operate from within the Cayman Islands’ Special Economic Zone (“SEZ”). The service fee includes among other things the right to use certain office space and associated facilities within the SEZ. The Company has applied the guidance in ASC 842 and determined that this agreement is not a leasing arrangement. Management has determined that based on the nature of the combined services the expense should be recognized as incurred. The Company recorded fees under this agreement totaling $26,459 for the year ended December 31, 2024.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

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

A lease for additional production space in Pretoria, South Africa commenced in April 2023 with the initial term set to expire in March 2024. Effective February 1, 2024, this lease was amended such that the new term begins on February 1, 2024 and expires in February 2026. Prior to the amendment, the Company had applied the guidance in ASC 842 and determined that this lease was a short term lease and expensed the monthly payments as incurred. The Company has applied the guidance in ASC 842 to the amended lease and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 10.6% based on the lease term of the applicable lease. A ROU lease asset of $364,458 with a corresponding lease liability of $364,458 based on the present value of the minimum rental payments of such lease was recorded at the commencement of the amended lease.

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

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an $84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of the facility under this lease agreement.

A summary of long-term leases in the consolidated balance sheet as of December 31, 2024 is as follows:

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$538,942	$63,703	$554,332	$618,035
Additional production, Pretoria, South Africa	211,829	179,948	31,881	211,829
Laboratory, Pretoria, South Africa	45,433	23,653	23,674	47,327
Office and production, Pretoria, South Africa	325,930	290,372	78,592	368,964
Total	$1,122,134	$557,676	$688,479	$1,246,155

A summary of long-term leases in the consolidated balance sheet as of December 31, 2023 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$626,548	$53,504	$637,348	$690,852
Laboratory, Pretoria, South Africa	68,089	19,608	48,805	68,413
Office and production, Pretoria, South Africa	564,064	263,452	380,494	643,946
Total	$1,258,701	$336,564	$1,066,647	$1,403,211

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions. The Company has applied the guidance in ASC 842 and has determined that this lease is a short term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs and expensed the monthly payments for the years ended December 31, 2024 and 2023.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Year Ended December 31,
	2024	2023
Operating Lease Cost
Operating lease cost	$663,662	$178,610
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$644,793	$153,988
Operating lease liabilities arising from obtaining right-of -use assets	$364,458	$70,607
Weighted average remaining lease term (years)	3.61	4.62
Weighted average discount rate	9.83%	10.24%

Future lease payments under noncancelable operating lease liabilities are as follows as of December 31, 2024:

Operating Leases
Future Lease Payments
2025	$651,437
2026	253,779
2027	124,770
2028	134,128
2029	144,188
Thereafter	155,002
Total lease payments	$1,463,304
Less: imputed interest	(217,149)
Total operating lease liabilities	$1,246,155
Less current portion	(557,676)
Operating lease liability - noncurrent	$688,479

The Company records the expense from short term leases as incurred. The Company recorded lease expense from its short term leases of $31,746 and $121,312 for the year ended December 31, 2024 and 2023, respectively.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company accounts for finance leases in accordance with ASC 842 (Note 2). Subsequent to the acquisition of 51% of PET Labs on October 31, 2023, the Company is party to several ongoing finance leases in South Africa for certain fixed assets. In addition, In May and October 2024, the Company entered into new finance leases for additional equipment.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Year Ended December 31,
	2024	2023
Finance Lease Cost
Interest on lease liabilities	$68,609	$5,059
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$100,611	$9,601
Amortization of right-of-use assets	$43,039	$6,445
Weighted average remaining lease term (years)	4.4	3.9
Weighted average discount rate	13.1%	11.3%

Future lease payments under noncancelable finance lease liabilities are as follows as of December 31, 2024:

Finance Leases
Future Lease Payments
2025	$208,222
2026	211,913
2027	207,117
2028	170,443
2029	66,218
Thereafter	64,914
Total lease payments	$928,827
Less: imputed interest	(242,637)
Total lease liabilities	$686,190
Less current portion	(125,862)
Finance lease liability - noncurrent	$560,328

10. License and Collaboration Agreements

Klydon Proprietary Ltd (“Klydon”)

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

TerraPower, LLC

On April 4, 2024, the Company entered into an agreement with TerraPower to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a High Assay Low Enriched Uranium (“HALEU”) facility (the “TerraPower Agreement”). The TerraPower Agreement may be terminated for (a) breach or default, (b) the Company’s convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for milestones completed by the Company and these payments are nonrefundable.

On October 18, 2024, the Company and TerraPower signed a term sheet (the “TerraPower Term Sheet”) that provides for the execution of two definitive agreements: (1) an agreement pursuant to which TerraPower will provide funding for the Company’s construction of a uranium enrichment facility capable of producing HALEU using the Company’s proprietary aerodynamic separation process technology to be located in the Republic of South Africa and (2) An agreement pursuant to which the Company will deliver to TerraPower the full capacity of the enrichment facility.

The Company accounts for the TerraPower Agreement in accordance with ASC 808. The Company has concluded that other authoritative accounting literature does not apply directly to these payments from TerraPower, either directly or by analogy, including ASC 606 because TerraPower is not a customer. The Company has concluded that TerraPower is not a customer because TerraPower has not contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. The Company also has concluded that there is no other authoritative accounting literature that is appropriate to apply by analogy, and, accordingly, its accounting policy is to evaluate the income statement classification for presentation of amounts associated with each separate activity. As a result, the Company concludes that all portions of the net receivable from TerraPower are directly related to the conceptual design of the HALEU facility. Furthermore, the Company and TerraPower will jointly develop criteria for optimization of the HALEU facility’s operations. TerraPower shares the risks and rewards of designing the HALEU facility since its successful completion will enable TerraPower to purchase output from the HALEU facility in the future.

For the year ended December 31, 2024, $200,000 has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss.

11. Acquisitions

PET Labs Pharmaceuticals

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s pipeline. The acquisition of PET Labs has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front. In January 2024, the Company made a partial payment of $264,750 and the balance of $1,235,250 is expected to be paid in 2025 and is recorded in other current liabilities on the consolidated balance sheet.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of December 31, 2024.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company incurred approximately $4,000 in transaction costs related to the acquisition of PET Labs, which is recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP UK. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

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

The changes to the carrying value of goodwill is as follows:

Balance as of October 31, 2023 (acquisition date)	$3,205,227
Translation adjustment	61,876
Balance as of December 31, 2023	$3,267,103
Translation adjustment	(99,002)
Balance as of December 31, 2024	$3,168,101

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

In August 2024, ASP Rentals issued additional capital stock to support additional financing to PET Labs. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 369,965 (which at the exchange rate as of August 23, 2024 was $21,421) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 1,849,826 (which at the exchange rate as of August 23, 2024 was $104,925).

In December 2024, ASP Rentals issued additional capital stock to support additional financing to ASP South Africa. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 130,000 (which at the exchange rate as of December 31, 2024 was $6,889) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 650,000 (which at the exchange rate as of December 31, 2024 was $35,746).

As a result of the additional financings in 2024, ASP South Africa now controls 42% of ASP Rentals.

In addition to issuance of these shares, future ASP South Africa and PET Labs equipment purchases may also be financed by ASP Rentals through the issuance of additional shares. ASP South Africa will only be entitled to dividend distributions upon the two third party entities receiving a designated return on their investment.

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

12. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of December 31, 2024 and 2023.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 72,068,059 and 48,923,276 shares were issued and outstanding as of December 31, 2024 and 2023, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2024.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s non-employee board members agreed to receive the 2022 and 2023 director fees totaling $240,000 in shares of common stock. In August 2024, 163,632 shares of common stock were issued and the value of the fees totaling $165,000 is recorded as par and additional paid-in capital on the consolidated balance sheet. In December 2024, 77,626 shares of common stock were issued and the value of the fees totaling $75,000 is recorded as additional paid-in capital on the consolidated balance sheet. The Company's non-employee board members received 429,423 shares of common stock during 2024, of which $400,000 and $100,000 was recorded as stock compensation expense in 2024 and 2023, respectively.

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

In November 2024, the Company issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share for aggregate gross proceeds totaling $18,591,187. Issuance costs, including commissions and expenses totaled $1,454,344.

The following shares were issued to consultants and vendors for the year ended December 31, 2024:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2024	100,000	$195,000	September 2024	$219,500	$(24,500)
Settlement of liability with consultants	April 2024	60,000	240,600	June 2024	183,600	$57,000
Issuance of common stock to consultant	June 2024	60,000	183,600	June 2024	183,600	$—
Settlement of liability with consultants	July 2024	50,000	164,000	September 2024	109,750	$54,250
Issuance of restricted common stock to consultants	September 2024	150,000	—	September 2024	—	$—
Settlement of liability with consultants	December 2024	135,000	531,000	December 2024	642,000	$(111,000)
		555,000	$1,314,200		$1,338,450	$(24,250)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following shares were issued to consultants and vendors for the year ended December 31, 2023:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Issuance of common stock in lieu of commissions	October 2022	57,250	$90,455	March 2023	$75,570	$14,885
Settlement of liability with consultants	November 2022	12,500	50,000	August 2023	18,125	$31,875
Settlement of liability with consultants	February 2023	100,000	172,500	August 2023	145,000	$27,500
Settlement of liability with consultants	March 2023	100,000	93,700	August 2023	145,000	$(51,300)
Issuance of common stock to settle share liability	May 2023	100,000	65,100	November 2023	152,000	$(86,900)
Issuance of common stock to settle share liability	May 2023	50,000	30,900	November 2023	76,000	$(45,100)
Settlement of liability with consultants	July 2023	150,000	181,500	August 2023	248,000	$(66,500)
Settlement of liability with consultants	August 2023	100,000	126,000	August 2023	145,000	$(19,000)
		669,750	$810,155		$1,004,695	$(194,540)

During 2023 and 2024, the Company issued shares of common stock to consultants and vendors to settle share liabilities. The fair value of these shares is recorded to share liability in the consolidated balance sheet and the change in fair value upon settlement of the share liability is recorded to change in fair value of share liability in the consolidated statements of operations and comprehensive loss.

Activity of the share liabilities for the year ended December 31, 2024 is as follows:

	Share Liabilities as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of December 31, 2024
Share liabilities	$—	$1,130,600	$24,250	$(1,154,850)	$—

Activity of the share liabilities for the year ended December 31, 2023 is as follows:

	Share Liabilities as of December 31, 2022	New Share Liabilities in 2023	Mark to Market Adjustments in 2023	Liabilities Settled in 2023	Share Liabilities as of December 31, 2023
Share liabilities	$140,455	$669,700	$194,540	$(1,004,695)	$—

Common Stock Warrants

In September 2023, the Company issued warrants to purchase 3,386,076 shares of common stock. The fair value of these warrants was determined to be $2,882,621 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	60.3%
Weighted-average risk-free rate	3.44%
Expected term in years	5.5
Expected dividend yield	—%

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Inducement Warrant and determined that it should be accounted for as an equity-based warrant. The Company also evaluated the circumstances of the award and determined that the inducement should be treated as a deemed dividend.

The fair value of the Inducement Warrant was determined to be $2,779,659 and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.37%
Expected term in years	5.5
Expected dividend yield	—%

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

Expected volatility	73.5%
Weighted-average risk-free rate	4.60%
Expected term in years	5.5
Expected dividend yield	—%

The cash payment and the issuance of the Commission Warrant was settled in December 2024. The fair value of the Commission Warrant upon issuance was $765,894. The resulting change in fair value of share liability was a loss of $108,023 for the year ended December 31, 2024 and is included in change in fair value of share liability in the statement of operations and comprehensive loss.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2024, the Company added 2,446,164 shares to the 2022 Plan. As of December 31, 2024, 395,535 shares remain available for future grant under the Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of December 31, 2024, 1,825,000 shares remain available for future grant under the 2024 Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,901,000	$1.91	9.4	$199,500
Granted	—	$—
Forfeited	(135,000)	$2.00
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000
Granted	—	$—
Forfeited	(35,000)	$2.00
Outstanding as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930

Exercisable as of December 31, 2024	2,339,807	$1.89	7.4	$6,182,213
Vested or expected to vest as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930

No options were granted in the years ended December 31, 2024 and 2023.

The Company recorded stock compensation from options of $783,145 and $973,844 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $466,234 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $375,000. The Company determined the performance condition probable and recognized stock-based compensation expense of $375,000 for the year ended December 31, 2024.

The Company recorded stock-based compensation expense from stock awards totaling $7,778,259 and $7,669,955 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there is $7,982,308 of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over the next 2.2 years.

The following table summarizes awards and vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,000,000	$1.75
Granted	1,756,750	$1.52
Vested	(4,267,564)	$1.84
Unvested as of December 31 2023	4,489,186	$1.42
Granted	2,523,554	$3.79
Vested	(3,873,037)	$1.76
Forfeited and retired	(325,000)	$1.19
Unvested as of December 31 2024	2,814,703	$3.24

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Of the 2,523,554 shares of restricted common stock granted in 2024, 150,000 shares were issued to consultants and 170,088 shares were issued to the Company's non-employee board members.

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023
Selling, general and administrative	$8,231,386	$8,378,875
Research and development	330,018	364,924
Total	$8,561,404	$8,743,799

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to ASP Isotopes shareholders	$(35,113,240)	$(16,286,234)
Denominator:
Weighted average common stock outstanding, basic and diluted	55,671,805	33,066,708
Net loss per share, basic and diluted	$(0.63)	$(0.49)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	2,731,000	2,766,000
Restricted stock	2,814,703	4,489,186
Warrants to purchase common stock	1,516,297	3,386,076
Total shares of common stock equivalents	7,062,000	10,641,262

15. Income Taxes

The components of net loss before taxes are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(24,777,514)	$(12,892,377)
Foreign	(7,533,765)	(3,407,882)
Total net loss before taxes	$(32,311,279)	$(16,300,259)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Income tax (benefit) expense for the years ended December 31, 2024 and 2023 is comprised of the following:

	December 31,
	2024	2023
Current:
U.S. Federal	$60,253	$—
State	1,484	—
Foreign	193,045	—
Total Current	254,782	—
Deferred:
Foreign	(143,333)	(6,133)
Total Deferred	(143,333)	(6,133)
Total income tax expense (benefit)	$111,449	$(6,133)

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate for the years ended December 31, 2024 and 2023 as follows:

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	21.00%	21.00%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.78%	(0.58)%
Return to provision	(3.88)%	—
Change in fair value of convertible notes	(4.47)%	—
Non-deductible stock compensation expense	(5.58)%	(11.19)%
Permanent differences	(0.09)%	0.24%
Other	—	(2.44)%
Valuation allowance	(9.10)%	(7.00)%
Income tax expense	(0.34)%	0.03%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,261,986	$2,321,339
Capitalized R&D costs	33,758	31,622
Share-based compensation	—	3,644
Accruals and reserves	142,146	12,647
Right-of-use lease liability	336,287	276,134
Total deferred tax assets	5,774,177	2,645,386
Deferred tax liabilities:
Property and equipment, net	(315,806)	(256,315)
Right-of-use lease asset	(325,246)	(339,850)
Total deferred tax liabilities	(641,052)	(596,165)
Total net deferred tax assets	5,133,125	2,049,221
Less: valuation allowance	(5,101,278)	(2,159,799)
Net deferred taxes (liabilities) assets	$31,847	$(110,578)

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The Company recognize deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would not be able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company would make an adjustment to the deferred tax assets through recognizing a valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to UTBs on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. On the basis of this evaluation, as of December 31, 2024, a full valuation allowance has been recorded against the federal, state, and South Africa deferred tax assets, excluding PET Labs and ASP Rentals which have no valuation allowance recorded. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses becomes present and less weight is given to subjective evidence such as our projections for growth.

We are subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations remains open for all periods of taxable loss until the losses have been utilized.

16. Subsequent Events

Effective on January 1, 2025, the Company added 3,603,403 shares to the 2022 Equity Incentive Plan.

The Company has evaluated subsequent events through March 31, 2025, the date on which the accompanying financial statements were issued, and no other events were noted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2024.

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

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we have already and will continue to make progress in our remediation plan during the year ending December 31, 2025, but cannot assure you that we will be able to fully remediate the material weakness in 2025. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

4.2	Common Stock Purchase Warrant dated March 17, 2023 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2023).

4.3	Placement Agent Common Stock Purchase Warrant dated March 17, 2023 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2023).

4.4	Warrant issued to Armistice Capital Master Fund Ltd. dated April 10, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024).

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

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.16 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.13

License Agreement between ASP Isotopes UK Ltd and Klydon (Proprietary) Limited dated July 26, 2022 (incorporated by reference to Exhibit 10.17 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

10.14

Amended Executive Employment Agreement between the registrant and Paul Mann effective December 20, 2022 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

10.15

Acknowledgement of Debt Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

10.16

Deed of Security Agreement between ASP Isotopes South Africa (Proprietary) Limited and Klydon (Proprietary) Limited dated November 30, 2022 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

10.17

Securities Purchase Agreement dated March 14, 2023 (private placement of shares and warrants) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

10.18

Registration Rights Agreement dated March 14, 2023 (private placement of shares and warrants) (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

10.19

Release Agreement, dated March 23, 2023 between Revere Securities LLC and ASP Isotopes Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024)

10.20

Form of Securities Purchase Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

10.21

Form of Registration Rights Agreement by and between ASP Isotopes Inc. and the purchasers named therein (October 2023 private placement of shares) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

10.22

Share Purchase Agreement, dated October 30, 2023, by and between ASP Isotopes Inc., as purchaser, and Nucleonics Imaging Proprietary Limited, as seller, relating to the purchase and sale of ordinary shares of Pet Labs Pharmaceuticals Proprietary Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2023).

10.23

Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.24

Registration Rights Agreement, dated as of February 29, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.25+	Quantum Leap Energy LLC 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.26

Form of Warrant Inducement Agreement by and between ASP Isotopes Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.27	ASP Isotopes Inc. 2024 Inducement Equity Incentive Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2024).

10.28	Executive Employment Agreement by and between the Company and Heather Kiessling, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 19, 2024).

10.29

Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), dated as of June 5, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 6, 2024).

10.30

Registration Rights Agreement, dated as of June 5, 2024, by and among Quantum Leap Energy LLC and the Purchasers listed therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 6, 2024).

10.31*	Non-Employee Director Compensation Policy adopted effective October 30, 2024.

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included as part of the signature page to this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, effective October 2, 2023 2023 (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on April 10, 2024).

99.1

License Agreement, dated as of February 16, 2024, among ASP Isotopes UK Limited, as licensor, and Quantum Leap Energy LLC and Quantum Leap Energy Limited, as licensee (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on February 29, 2024).

99.2

EPC Services Framework Agreement, dated as of February 16, 2024, between ASP Isotopes Inc. and Quantum Leap Energy LLC (incorporated by reference to Exhibit 99.5 to the Form 8-K filed on February 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

ASP Isotopes Inc.

By	/s/ PAUL E. MANN
Paul E. Mann
Chairman, Chief Executive Officer and Director

We, the undersigned directors and officers of ASP Isotopes Inc., hereby severally constitute Paul E. Mann and Heather Kiessling, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. MANN	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2025
Paul E. Mann

/s/ HEATHER KIESSLING	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Heather Kiessling

/s/ MICHAEL GORLEY, Ph.D.	Director	March 31, 2025
Michael Gorley, Ph.D.

/s/ DUNCAN MOORE, Ph.D.	Director	March 31, 2025
Duncan Moore, Ph.D.

/s/ ROBERT RYAN	Director	March 31, 2025
Robert Ryan

/s/ HENDRIK STRYDOM, Ph.D.	Director	March 31, 2025
Hendrik Strydom, Ph.D.

/s/ TODD WIDER, M.D.	Director	March 31, 2025
Todd Wider, M.D.