Form 10-K/A
period 2024-12-31
ASP Isotopes Inc.
filed 2025-04-30
CIK 1921865

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

EXPLANATORY NOTE

ASP Isotopes Inc. (“ASP Isotopes,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K.  We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.

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

Annual Report on Form 10-K

For the Year Ended December 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently comprised of six members, five of whom are “independent” under the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of April 30, 2025, and certain other information for each of the directors.

Name	Class	Age	Position	Director Since	Term Expires
Paul Mann	I	49	Executive Chairman and Chief Executive Officer	2021	2026
Michael Gorley, Ph.D. (2)	II	37	Director	2023	2027
Sipho N. Maseko	III	56	Director	2025	2025
Duncan Moore, Ph.D. (1)(2)(3)(4)	II	65	Director	2021	2027
Robert Ryan (1)(2)	I	56	Director	2024	2026
Todd Wider, M.D.(1)(3)	III	59	Director	2021	2025

(1)	Member of our audit committee
(2)	Member of our nominating and corporate governance committee
(3)	Member of our compensation committee
(4)	Member of our special projects committee

Paul E. Mann co-founded our company in September 2021 and has served as our Chairman and Chief Executive Officer and a member of our board of directors since incorporation. Paul also served as our Chief Financial Officer until September 2022. Prior to ASPI, Paul was Chief Financial Officer of PolarityTE, Inc. (Nasdaq: PTE), a biotechnology company, from June 2018 until April 2020. Prior to that, he was responsible for Healthcare investments at DSAM Partners LLC, a global hedge fund. Earlier in his career, he was a portfolio manager at Highbridge Capital where he managed investments in healthcare and biotechnology. Prior to Highbridge Capital, from August 2013 to March 2016, he worked at Soros Fund Management where he was responsible for billions of dollars of investments in healthcare and chemicals companies. During his career as a healthcare and chemicals investor, Paul has helped create and fund numerous early stage and start-up companies. Prior to moving to the buy-side, Paul spent 11 years as a sell-side analyst at Morgan Stanley and Deutsche Bank. He co-managed the healthcare research team at Morgan Stanley, one of the top ranked teams in Institutional Investor, Greenwich and Reuters. He was also corporate broker to over half the UK Pharmaceutical Companies. Paul started his career as a research scientist at Procter and Gamble and he is named as the inventor of numerous skin creams in the Oil of Olay range of cosmetics. Between 2000 and 2023 he was a nonexecutive, independent director at Abeona Therapeutics (NASDAQ: ABEO), where he was the chair of the audit committee, and he is currently a director at Healthtech Solution Inc. (OTC: HLTT), where he is chairman of the board and serves on the audit committee. He was the co-founder and Chairman of Varian Biopharma, a private biotechnology company focused on precision oncology until its sale in 2023. Paul has an MA (Cantab) and an MEng from Cambridge University, UK where he studied Natural Sciences and Chemical Engineering and he is a CFA charter holder.

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

Professor Michael Gorley, Ph.D., joined our board of directors in October 2023. Prof. Gorley has served as the Director of Fusion Technology Division since January 2024 at the UK Atomic Energy Authority (UKAEA). In this role Prof. Gorley has served as a strategic leader and technical specialist at UKAEA. Prior to assuming his current role at UKAEA, Prof. Gorley was Chief Technologist from September 2020 till January 2024, Materials Technology Group Leader from August 2018 to September 2020 and Materials Technology Programme Manager from June 2016 to August 2018. In these roles, Prof. Gorley directed the establishment of the Materials Technology Group and supporting Materials Testing Laboratories, and led the EUROfusion Engineering Data and Design Integration group. In addition, Prof. Gorley has been a visiting professor at the University of Bristol, U.K. since June 2021. Prof. Gorley received a Ph.D. (DPhil) in Materials Science from Oxford University, U.K., with a thesis on ODS steels (specialized alloys for high-performance applications).

We believe that Prof. Gorley’s significant expertise in fusion technology and fusion materials contributes to the Board’s understanding and ability to analyze and navigate complex regulatory and business issues.

Sipho N. Maseko joined our board of directors in April 2025.  Mr. Maseko is an experienced executive and serves as a director and advisor to a number of companies.  Since March 2024 Mr. Maseko has served as an independent non-executive director of KAP Limited, a South African diversified industrial group consisting of industrial, chemical and logistics businesses, and since June 2023 Mr. Maseko has served as an independent non-executive director of Shoprite Holdings Ltd, Africa’s largest retail group.  Mr. Maseko previously served as Chief Executive Officer of Telkom SA SOC Ltd, a South African wireline and wireless telecommunications provider, from April 2013 to June 2022.  Prior to joining Telkom, Mr. Maseko served as Managing Director of Vodacom SA and Group Chief Operating Officer of Vodacom after serving almost 14 years at BP Africa Limited where he held a number of senior positions, including Chief Executive Officer and Chief Operating Officer for BP Downstream activities. Mr. Maseko joined BP in 1997 after being with Werksmans Attorneys and the Financial Services Board. Mr. Maseko received a bachelor’s degree from the University of the Witwatersrand and a law degree (LLB) from the University of KwaZulu-Natal.

The Board believes that Mr. Maseko’s extensive relevant experience and competencies, including senior management experience, financial expertise, knowledge of the market and regulatory landscape in South Africa, and risk governance, is a valuable addition to the Board.

Duncan Moore, Ph.D. has served on our board of directors since October 2021.  Dr. Moore is a partner at East West Capital Partners since May 2008, which has a focus on making investments in the Healthcare Industry in Asia.  Previously, from 1991 to 2008, Dr. Moore was a top-ranked pharmaceutical analyst at Morgan Stanley leading the firm’s global healthcare equity research team.  Whilst at the University of Cambridge, he co-founded a medical diagnostics company called Ultra Clone with two colleagues which led to the beginnings of a 20-year career in healthcare capital markets analysis.  In 1986, he was involved in setting up the BankInvest biotechnology funds and was on its scientific advisory board.  Dr. Moore was educated in Edinburgh and went to the University of Leeds where he studied Biochemistry and Microbiology.  He has a M.Phil. and Ph.D. from the University of Cambridge where he was also a post-doctoral research fellow.  Dr. Moore is an active investor in biomedical companies and serves as a director of Forward Pharma A/S, a privately held pharmaceutical company based in Copenhagen, Denmark, Cycle Pharma, a privately held rare disease focused company based in Cambridge, UK, and GH Research PLC, a NASDAQ-listed psychedelic pharmaceutical company based in Dublin, Ireland.  Dr. Moore is also the Chairman of the Scottish Life Sciences Association.

We believe that the experience, insights and knowledge Dr. Moore possesses from his leadership roles in business activities are important qualifications, skills and experience that provide valuable assistance to the Board and greatly contribute to the overall knowledge of the Board and its ability to address the issues we confront.

Robert Ryan joined our board of directors in January 2024.  Mr. Ryan a private investor with more than 30 years’ experience in investment banking, private equity and international financial law.  Mr. Ryan was a partner of Balbec Capital LP from January 2019 to July 2023 and a managing director of Balbec Capital LP from January 2013 to January 2019.  Prior to joining Balbec Capital LP, Mr. Ryan was associated with a number of international investment banks.  Mr. Ryan started his career as a solicitor at a leading U.K. multinational law firm.  Mr. Ryan received a LL.B. degree from the University of Leicester.

The Board believes that Mr. Ryan’s significant board experience and financial expertise contribute to the Board’s understanding and ability to analyze complex issues, particularly as the Company looks to grow its business, and qualify him to serve on our board of directors.

Todd Wider, M.D. has served on our board of directors since October 2021.  Dr. Wider is currently Chief Medical Officer and board member of Xanadu Bio, Inc., a company focused on new modes of nanoparticle delivery of therapeutics.  Prior, Dr. Wider served as Executive Chairman and Chief Medical Officer of Emendo Biotherapeutics, which focused on highly specific next generation gene editing, until March 2024.  Dr. Wider also served on the board of directors of ARYA Sciences Acquisition Corp I, which had a successful business combination with Immatics N.V. (IMTX) in 2020.  He served on the board of ARYA Sciences Acquisition Corp II, which had a successful business combination with Nautilus Biotechnology (NAUT) in 2021. He also served on the board of ARYA III, which had a successful business combination with Cerevel Therapeutics (CERE) in 2021.  He was also on the boards of ARYA Sciences Acquisition Corp IV and V (ARYD and ARYE), Abeona Therapeutics Inc. (Nasdaq: ABEO), and Lyfebulb.  Dr. Wider has consulted with a number of entities in the biotechnology space.  Dr. Wider is an active, honorary member of the medical staff of Mount Sinai Hospital in New York, where he worked for over 20 years, focused on reconstructive surgery.  Dr. Wider received an MD from Columbia College of Physicians and Surgeons, where he was Rudin Fellow, and an AB, with high honors and Phi Beta Kappa, from Princeton University. He did his residency in general surgery and plastic and reconstructive surgery at Columbia Presbyterian Medical Center, and postdoctoral fellowships in complex reconstructive surgery at Memorial Sloan Kettering Cancer Center, where he was Chief Microsurgery Fellow, and in craniofacial surgery at the University of Miami.  Dr. Wider is also a principal in Wider Film Projects, a documentary film company focused on producing films with sociopolitical resonance that have won Academy, Emmy and Peabody Awards.

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

Our Executive Officers

The following table sets forth information regarding our executive officers as of April 26, 2024:

Name	Age	Position(s)
Paul E. Mann	49	Chairman and Chief Executive Officer
Heather Kiessling	60	Chief Financial Officer
Robert Ainscow	49	Chief Operating Officer
Hendrik Strydom, Ph.D.	64	Chief Technology Officer

Paul E. Mann. Please see the biographical information provided above in the section entitled “Board of Directors.”

Heather Kiessling.  Ms. Kiessling has served as our Chief Financial Officer since July 2024.  She previously served as Managing Director at Danforth Advisors LLC, a life science financial strategy consultancy and was a consultant since October 2015, providing consulting and advisory services to our company under the terms of a consulting agreement with Danforth Advisors since November 2021. Prior to joining Danforth Advisors, Ms. Kiessling held finance leadership roles at Cytonome/ST, LLC and AutoImmune Inc. Ms. Kiessling is a CPA and holds a B.A. in management science from University of California, San Diego, and an M.B.A. with a focus in finance and accounting from University of Michigan Graduate School of Business.

Robert Ainscow.  Mr. Ainscow co-founded our company in September 2021 and served as our VP and Head of Business Development until September 2022 when he was appointed Interim Chief Financial Officer. Prior to ASP Isotopes, Robert was head of capital markets at Zenzic Partners Limited from October 2017 to February 2021 and a founder of Bluezest Mortgages since November 2015. Robert has over 20 years’ experience in financing operating companies and lending platforms through the provision of structured finance and securitization structures in the debt capital markets. He has developed, executed and managed innovative structures to fund credit, renewable energy and transport and logistics assets encompassing all major financial jurisdictions, on and offshore. Robert began his career at the first ever internet-bank, First-E; in the investment banking division, WIT-Soundview. Following the “.com” correction he entered mainstream investment banking at U.S. firms Morgan Stanley and Bear Stearns in London where he was an analyst in the Law Division with responsibility for capital markets oversight and a Vice President in the Principal and Asset-Backed Finance Group with responsibility for securitization respectively. He subsequently worked at Investec bank twice over the subsequent years as well as a variety of directorships, consultancies and investments in start-up and growth phase lending and securitization platform.

Hendrik Strydom, Ph.D.  Dr. Strydom has served as our Chief Technology Officer since January 2022 and served on our board of directors from January 2022 to April 2025.  Dr. Strydom serves as a member of the board of managers of Quantum Leap Energy LLC, our subsidiary that is pursuing an initiative to produce advanced nuclear fuels, such as HALEU and Lithium-6, in South Africa.  Dr. Strydom co-developed the isotope separation technology, known as “Aerodynamic Separation Process” (ASP). In 1993 Dr. Strydom co-founded SDI Ltd (subsequently named Klydon), a research and development company which developed the ASP. Klydon, where Dr. Strydom served as CEO, successfully exploited the ASP technology by separating Silicon (Si28), Carbon (C13 & C14), Oxygen (O-18) and Molybdenum (Mo-100). Since the commencement of commercial operation of the O-18 plant over 3 years ago, Klydon sold O-18 into the South African radio pharmacy market. Dr. Strydom’s work on separation of isotopes started when he was employed as a scientist at the South African Atomic Energy Corporation (AEC), where he specialized in the laser separation of heavy isotopes. Dr. Strydom left AEC in 1993 to co-found Klydon. Dr. Strydom holds a BSc- Hons (Physics & Maths) (1983) — University of Pretoria, MSc (Physics) (1990) — University of Port Elizabeth, PhD (Physics) (2000) — University of Natal (Durban).

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

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended December 31, 2024, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except that a late Form 3 report and a late Form 4 report was filed for each of Professor Gorley and Mr. Ryan on February 26, 2024 (which Form 4 reported one transaction for Professor Gorley and five transactions for Mr. Ryan).

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

Our named executive officers for 2024, which consist of our principal executive officer and our next two most highly compensated executive officers, were as follows:

•	Paul Mann, our Executive Chairman and Chief Executive Officer;
•	Heather Kiessling, our Chief Financial Officer; and
•	Robert Ainscow, our Chief Operating Officer.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position		Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul Mann, Executive Chairman and Chief Executive Officer	2024	510,000	500,000	3,757,309	—	—	—	4,767,309
	2023	480,000	440,000	1,292,657	—	—	—	2,212,657
Heather Kiessling, Chief Financial Officer(1)	2024	200,000	200,000	1,312,000	—	—	—	1,712,000
	2023	—	—	—	—	—	—	—
Robert Ainscow, Chief Operating Officer(1)	2024	310,000	180,000	658,500	—	—	—	1,148,500
	2023	159,996	90,000	—	—	—	—	249,996

(1)

Effective July 1, 2024, Ms. Kiessling joined the company as Chief Financial Officer.  Ms. Kiessling succeeded Mr. Ainscow in this role, who served as Chief Financial Officer and Chief Operating Officer since April 2024 and as Interim Chief Financial Officer since September 2021.

(2)

On April 5, 2024, in recognition of the contributions of Mr. Mann and Mr. Ainscow to the company in 2023, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2023 of $440,000 and $90,000, respectively.  On January 29, 2025, in recognition of the contributions of Mr. Mann, Ms. Kiessling and Mr. Ainscow to the company in 2024, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2024 of $500,000, $200,000 and $180,000, respectively.

(3)

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

Employment Arrangements

Below is a description of our employment agreements with our named executive officers for fiscal year 2023, including a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers. Additionally, below is a description of our employment agreement with Heather Kiessling, our Chief Financial Officer who joined the company effective July 1, 2024.

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

Heather Kiessling.

We entered into an executive employment agreement with Heather Kiessling in June 2024 pursuant to which he was appointed as Chief Financial Officer, effective July 1, 2024.  Pursuant to the agreement, Ms. Kiessling is entitled to an initial base salary of $400,000 per annum (subject to annual adjustments by the board of directors) and a target annual discretionary bonus equal to 50% of her annual base salary. Annual bonuses will be paid in a mixture of cash and Common Stock, as determined by the compensation committee.  The employment agreement also provides that Ms. Kiessling will be awarded an initial grant of 400,000 shares of restricted stock pursuant to the Company’ 2024 Inducement Equity Incentive Plan, which shall vest (subject to compliance with the applicable vesting conditions) in eight equal semi-annual installments over a four-year period beginning on the six-month anniversary of the Transition Date.  The award of 400,000 shares of restricted stock was granted as an inducement material to Ms. Kiessling becoming an employee of the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).  Ms. Kiessling will also be eligible to receive annual equity-based awards pursuant to the Company’s 2022 Equity Incentive Plan.

Ms. Kiessling’s employment agreement has an initial term of one year and will automatically renew for successive one-year periods unless either party provides notice of non-renewal at least three months prior to expiration of the then-current term. Ms. Kiessling is also entitled to certain severance benefits under her employment agreement.

Upon a termination of Ms. Kiessling’s employment for any reason other than due to her voluntary resignation without good reason and which does not occur in connection with a change in control, Mr. Ainscow will receive reimbursement of COBRA premiums for up to an 18-month period.

Upon a termination of Ms. Kiessling’s employment due to her death, disability, or termination without cause after the initial one (1)-year term, resignation for good reason, or resignation in connection with a change in control the vesting and exercisability of all equity awards held by Ms. Kiessling shall immediately accelerate, so that all such equity awards shall be fully vested and exercisable as of the date of her termination. Additionally, upon such termination any stock options held by Ms. Kiessling (as well as any other exercisable equity awards) will remain exercisable until the earlier of one year after Ms. Kiessling’s termination or the original maximum permitted term of the equity award.

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

Restricted Stock Awards in 2024.

On September 6, 2024, we made an award of restricted stock to Mr. Mann pursuant to the terms of his Employment agreement. The shares are subject to time-based vesting and are not subject to further performance-based criteria. Mr. Mann received 978,466 shares of restricted Common Stock (or 2% of the Company’s outstanding common shares as of the Company’s immediately preceding fiscal year). The restricted stock award will become 25% vested on each June 1, 2024, September 1, 2024, December 1, 2024, and March 1, 2025.

In addition, on September 6, 2024, we made an award of 300,000 shares of restricted common stock to Mr. Ainscow.  This award of common stock will vest (subject to compliance with applicable vesting conditions) in equal quarterly installments over a four-year period beginning on the grant date.

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

Compensatory Actions After Fiscal Year End

As described above, the Chief Executive Officer and Chief Operating Officer are eligible to receive annual bonuses in accordance with the terms of their respective employment agreements, with the amount of such bonus and whether such bonus is paid in cash or stock (or a mix of cash and stock) to be determined by the board of directors in its discretion, based on a recommendation of the compensation committee.  On January 29, 2025, in recognition of the contributions of Mr. Mann, Ms. Kiessling and Mr. Ainscow to the company in 2024, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2024 of $500,000, $200,000 and $180,000, respectively.  In addition, on January 29, 2025, the Board increased the base salaries of our named executive officers as follows: Mr. Mann ($620,000); Ms. Kiessling ($460,000); and Mr. Ainscow ($400,000).

On April 14, 2025, we made an award of restricted stock to Mr. Mann pursuant to the terms of his employment agreement. Mr. Mann received 1,441,361 shares of restricted common stock (or 2% of the Company’s outstanding common shares as of the Company’s immediately preceding fiscal year), which will become 25% vested on each of June 1, 2025, September 1, 2025, December 1, 2025 and March 1, 2026.  In addition, on April 14, 2025, we made a discretionary award of restricted stock to Ms. Kiessling and Mr. Ainscow.  Ms. Kiessling and Mr. Ainscow each received 400,000 shares of restricted common stock, which will vest in equal semi-annual installments over a four-year period beginning on the grant date, subject to his continuous service with us as of each such vesting date.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding outstanding option and stock awards held by our named executive officers as of December 31, 2024.

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Paul Mann	4/4/2022	216,000	(4)	—	2.00	4/4/2032	—	—
	6/10/2022	853,788	(5)	146,212	2.00	6/10/2032	—	—
	11/15/2022	—		—	—	—	500,000	2,265,000
	12/30/2022	—		—	—	—	—	—
	09/06/2024	—		—	—	—	244,617	1,108,115
Heather Kiessling	07/01/2024	—		—	—	—	400,000	1,812,000
Robert Ainscow	10/4/2021	150,000	(5)	—	0.25	10/4/2031	—	—
	4/4/2022	12,000	(4)	—	2.00	4/4/2032	—	—
	6/10/2022	115,261	(5)	19,739	2.00	6/10/2032	—	—
	11/15/2022	—		—	—	—	300,000	1,359,000
	09/06/2024						300,000	1,359,000

(1)

Option and stock awards granted prior to the Company’s initial public offering in November 2022 were issued pursuant to our 2021 Stock Incentive Plan and option and stock awards granted thereafter were issued pursuant to our 2022 Equity Incentive Plan.

(2)

All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors or the compensation committee.

(3)	Represents the fair market value of unvested RSAs as of December 31, 2024 based upon the closing market price of our common stock on December 31, 2024 of $4.53 per share.
(4)	The options became exercisable in a single installment 12 months after the grant date.
(5)	The options vest in 36 equal monthly installments beginning on the last day of month after the grant date, subject to the recipient’s continuous service with us as of each such vesting date.

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee-directors for service on our board of directors during the year ended December 31, 2024.  The table does not include Mr. Mann, our Executive Chairman and Chief Executive Officer, or Dr. Strydom, our Chief Technology Officer and a former director, neither of whom received additional compensation for his service as a director.  In addition, the table does not include Mr. Maseko, a non-employee director who joined the board in April 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options ($)	Total ($)
Josh Donfeld(1)	—	—	—	—
Michael Gorley, Ph.D.(2)	70,000	304,032	—	374,032
Duncan Moore, Ph.D.(3)	70,000	304,032	—	374,032
Robert Ryan(1)	70,000	304,032	—	374,032
Todd Wider, M.D.	70,000	304,032	—	374,032

(1)	Mr. Donfeld resigned from the board in January 2024 and was replaced by Mr. Ryan.

Effective October 30, 2024, the board of directors adopted a Non-Employee Director Compensation Policy.  Under the Non-Employee Director Compensation Policy, our non-employee directors are eligible to receive an annual cash retainer for Board membership of $100,000 (which is prorated for the portion of the year they earned such retainers) and equity awards.  Our policy provides that each non-employee director elected to the board will be granted an award of restricted stock with a value of $100,000 (the “Initial Grant”). In addition, on the date of each of our annual meetings of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted either an award of restricted stock or an award of nonstatutory stock options, at the election of such director having a value of $250,000 (the “Annual Grant”). The number of shares subject to each of the Initial Grant and Annual Grant is determined by dividing the value of such award by the closing price of our stock over the trailing 30-day period prior to the grant date. The Initial Grant will vest in full on the one-year anniversary of the grant date, subject to continued service as a director. The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date.

Prior to the effectiveness of the Non-Employee Director Compensation Policy described above, directors were compensated with (1) a fee for service of $60,000 per year, payable at the director’s discretion in cash or Common Stock at market value (which was payable quarterly in arrears ($15,000 quarterly instalments) on the last business day of each December, March, June and September during the director’s term) and (2) an award of common stock with a market value of $100,000 annually each year during the director’s term.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board or any committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of April 29, 2025, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 29, 2025, through the exercise of any stock option, warrants or other rights or vesting of restricted stock units. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 75,061,842 shares of our common stock outstanding as of April 29, 2025. Shares of our common stock that a person has the right to acquire within 60 days of April 29, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o ASP Isotopes Inc., 601 Pennsylvania Avenue NW, South Building, Suite 900, Washington, DC 20004.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% and Greater Stockholders
AK Jensen Investment Management Ltd (3)	4,708,551	6.3%
BlackRock, Inc. (4)	3,955,388	5.3%
BNP Paribas Asset Management UK Ltd (5)	3,638,215	4.8%
Sergey Vasnetsov (6)	3,838,607	5.1%
Named Executive Officers and Directors
Paul Mann (7)	8,494,819	11.1%
Heather Kiessling	812,500	1.1%
Robert Ainscow (8)	1,712,046	2.3%
Michael Gorley, Ph.D.	145,360	*
Sipho N. Maseko	22,422	*
Duncan Moore, Ph.D. (9)	1,165,553	1.6%
Robert Ryan	615,674	*
Todd Wider, M.D. (10)	806,230	1.1%
All current executive officers and directors as a group (9 persons) (11)	16,327,320	21.2%

* Less than one percent.

(1)	Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)

For each of our executive officers and directors, the shares listed in this column include the following shares of restricted stock (which are subject to forfeiture and shall be automatically transferred back to the company upon termination or cessation of service if the vesting conditions have not been satisfied): 1,581,021 shares for Mr. Mann; 750,000 shares for Ms. Kiessling; 1,000,000 shares for Mr. Ainscow; 22,422 shares for Mr. Maseko; 92,522 shares for Dr. Moore; and 42,522 shares for each of Professor Gorley, Mr. Ryan and Dr. Wider.

(3)

Based on a Schedule 13G (Amendment No.2) filed with the SEC on February 12, 2025 reporting stock ownership as of December 31, 2024.  The securities are directly held by Tees River Critical Resources Fund or other funds and accounts ("AK Jensen Funds") to which AK Jensen Investment Management Limited ("AK Jensen") serves as the investment manager. Anders K. Jensen and Duncan P. Saville may be deemed to indirectly control AK Jensen. AK Jensen and Messrs. Jensen and Saville disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein, if any. The address of AK Jensen is 23 Berkeley Square, London, W1J 6HE.

(4)

Based on a Schedule 13G filed with the SEC on February 4, 2025 reporting sole voting power with respect to 3,931,924 shares of common stock and sole dispositive power with respect to 3,955,388 shares of common stock as of December 31, 2024.  The securities are beneficially owned, or deemed to be beneficially owned, by certain business units of BlackRock, Inc. and its subsidiaries and affiliates. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(5)

Based on a Schedule 13G filed with the SEC on April 11, 2025 reporting sole voting and dispositive power with respect to 3,638,215 shares of common stock as of March 31, 2025.  The address of BNP Paribas Asset Management UK Ltd is 5 Aldermanbury Square, London, EX2V 7BP.

(6)

Consists of (i) 1,000,000 shares held by Elista LLC, (ii) 600,000 restricted shares of Common Stock granted by us to ChemBridges LLC in October 2021, which vested over one year, (iii) 600,000 restricted shares of Common Stock granted by us to ChemBridges LLC in July 2022, which vested over one year, (iv) 600,000 restricted shares of Common Stock awarded by us to ChemBridges LLC on November 15, 2022, which vest over four years, (v) 500,000 restricted shares of Common Stock awarded by us to ChemBridges LLC on December 30, 2022, which vested over one year, and (vi) 538,607 restricted shares of Common Stock awarded by us to ChemBridges LLC on March 1, 2023, which vested over one year. Mr. Vasnetsov has voting and dispositive power over the securities held by Elista LLC, whose address is P.O. Box 2291, Toa Baja 00951 Puerto Rico, as trustee of Eliona Trust (a family trust and owner of Elista LLC). Mr. Vasnetsov has voting and dispositive power over the securities held by ChemBridges LLC, whose address is P.O. Box 2291, Toa Baja 00951 Puerto Rico, as the President and owner of ChemBridges LLC.

(7)	Includes 1,179,365 shares of Common Stock issuable upon exercise of options held by Mr. Mann exercisable within 60 days of April 29, 2025.
(8)	Includes 292,054 shares of Common Stock issuable upon exercise of options held by Mr. Ainscow exercisable within 60 days of April 29, 2025.
(9)	Includes 96,000 shares of Common Stock issuable upon exercise of options held by Dr. Moore exercisable within 60 days of April 29, 2025.
(10)	Includes 96,000 shares of Common Stock issuable upon exercise of options held by Dr. Wider exercisable within 60 days of April 29, 2025.
(11)	Includes an aggregate of 1,918,711 shares of Common Stock that may be acquired upon exercise of stock options that are exercisable or will become exercisable within 60 days of April 29, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2024, about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,731,000	(1)	$1.90	(2)	395,535	(3)
Equity compensation plans not approved by security holders(4)	—		—		1,825,000
Total	2,731,000		$1.90		2,220,535

(1)

Represents 2,731,000 shares of common stock issuable upon the exercise of outstanding stock options that will entitle the holder to one share of common stock for each unit that vests over the holder’s vesting period.

(2)	The weighted-average exercise price is calculated based solely on outstanding stock options and does not include outstanding restricted stock units, which do not have an exercise price.
(3)

Consists of shares of common stock that remain available for future issuance under the Company’s 2022 Equity Incentive Plan (2022 Plan). The 2022 Plan provides for annual increases in the number of shares available for issuance under the 2022 Plan on the first day of each fiscal year beginning in 2023, equal to the lesser of: (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) an amount determined by our board of directors. Accordingly, on each of January 1, 2023, 2024 and 2025, the number of shares available under the 2022 Plan increased by 1,795,356 shares, 2,446,164 shares and 3,603,403 shares, respectively (resulting in a total share reserve under the 2022 Plan of 12,844,923 shares of common stock).

(4)

In June 2024, our Board adopted the 2024 Inducement Equity Incentive Plan, under which we reserved 2,500,000 shares of the Company’s common stock. Stockholder approval of the 2024 Inducement Equity Incentive Plan was not required under Nasdaq Marketplace Rule 5635(c)(4).  The 2024 Inducement Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (consisting of performance shares or performance units) and other cash-based or stock-based awards exclusively to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. The terms of awards under the 2024 Inducement Equity Incentive Plan are substantially similar to those of the 2022 Equity Incentive Plan, including the treatment of awards upon a corporate transaction or change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Our board of directors has determined that each of the current non-employee directors, Michael Gorley, Ph.D., Sipho Maseko, Duncan Moore, Ph.D., Robert Ryan and Todd Wider, M.D., are independent directors. In making this determination, our board of directors applied the standards set forth under Rule 10A-3 of the Exchange Act and related SEC and Nasdaq rules. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families. Our board of directors also determined that our former director, Joshua Donfeld, who stepped down from the board of directors effective as of January 12, 2024 and was replaced by Mr. Ryan, was an independent director under these standards.

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

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements described in the “Executive Compensation” section of this Annual Report on Form 10-K/A and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountants’ Fees

Our audit committee is responsible for the audit fee negotiations associated with the Company’s retention of EisnerAmper LLP ("EisnerAmper") as the independent registered public accounting firm retained to audit the Company’s financial statements. The following table is a summary of fees billed to the Company by EisnerAmper for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees(1)	$521,722	$357,000
Audit Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total	$521,722	$357,000

(1)	Audit fees include audit, reviews, and work related to the filing of registration statements, including issuances of consents and comfort letter.

(2)	Tax fees are related to tax compliance and advisory services.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2024 and 2023. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K/A:

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

18

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

19

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

10.31	Non-Employee Director Compensation Policy adopted effective October 30, 2024 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on March 31, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed on March 31, 2025).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 31, 2025).

23.1	Consent of EisnerAmper LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Form 10-K filed on March 31, 2025).

24.1	Power of Attorney (included as part of the signature page to the Form 10-K filed on March 31, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Form 10-K filed on March 31, 2025).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on April 10, 2024).

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

Item 16.  Form 10-K Summary

None.

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2025.

ASP Isotopes Inc.

By	/s/ Paul E. Mann
Paul E. Mann
Chairman, Chief Executive Officer and Director

21