Form 10-Q
period 2025-03-31
ASP Isotopes Inc.
filed 2025-05-20
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41555

ASP Isotopes Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Pennsylvania Avenue NW, South Building, Suite 900 Washington, DC	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 756-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01per share	ASPI	The Nasdaq Capital Market LLC

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

As of May 20, 2025, the registrant had 75,061,842 shares of common stock, $0.01 par value per share, outstanding.

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
•

•
our ability to successfully negotiate favorable terms to complete the acquisition of the target entity in South Africa under an exclusivity agreement;
•
our inability to recover the exclusivity fee of $10,000,000 paid should we be unsuccessful in our bid to acquire the target entity; and
•
other factors that are described in “Risk Factors,” on page 33.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$55,965,443	$61,890,048
Accounts receivable	692,243	706,925
Inventory	342,688	65,655
Receivable from noncontrolling interests	—	27,556
Prepaid expenses and other current assets	2,026,705	3,053,478
Total current assets	59,027,079	65,743,662
Property and equipment, net	25,380,780	22,354,377
Operating lease right-of-use assets, net	1,024,575	1,122,134
Deferred tax assets	114,372	31,847
Goodwill	3,262,200	3,168,101
Other noncurrent assets	2,064,653	1,927,867
Total assets	$90,873,659	$94,347,988

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,048,087	$1,021,393
Accrued expenses	3,045,379	2,275,681
Notes payable - current	774,738	939,110
Finance lease liabilities – current	135,011	125,862
Operating lease liabilities – current	576,873	557,676
Deferred revenue	882,000	882,000
Other current liabilities	488,231	1,256,549
Share liability	234,500	—
Total current liabilities	8,184,819	7,058,271
Convertible notes payable, at fair value	34,390,592	33,433,184
Notes payable - noncurrent	1,459,701	1,441,286
Finance lease liabilities – noncurrent	541,513	560,328
Operating lease liabilities – noncurrent	569,928	688,479
Total liabilities	45,146,553	43,181,548
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 72,068,059 shares issued and outstanding as of March 31, 2025 and December 31, 2024	720,681	720,681
Additional paid-in capital	107,404,706	105,515,005
Accumulated deficit	(64,619,078)	(56,172,881)
Accumulated other comprehensive loss	(993,612)	(2,164,313)
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders	42,512,697	47,898,492
Noncontrolling interests in consolidated subsidiaries	3,214,409	3,267,948
Total stockholders’ equity	45,727,106	51,166,440
Total liabilities and stockholders’ equity	$90,873,659	$94,347,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenue	$1,101,605	$840,354
Cost of goods sold	774,765	561,484
Gross profit	326,840	278,870
Operating expenses:
Research and development	1,529,795	215,134
Selling, general and administrative	6,749,381	5,878,546
Total operating expenses	8,279,176	6,093,680
Loss from operations	(7,952,336)	(5,814,810)
Other (expense) income:
Foreign exchange transaction loss	(61,470)	(24,343)
Change in fair value of share liability	12,500	(218,000)
Change in fair value of convertible notes payable	(957,408)	(953,710)
Interest income	513,713	12,188
Interest expense	(87,151)	(13,788)
Total other expense	(579,816)	(1,197,653)
Loss before income tax expense	(8,532,152)	(7,012,463)
Income tax benefit	70,720	47,619
Net loss before allocation to noncontrolling interests	(8,461,432)	(6,964,844)
Less: Net loss attributable to noncontrolling interests	(15,235)	(16,759)
Net loss attributable to ASP Isotopes Inc. shareholders	$(8,446,197)	$(6,948,085)
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.12)	$(0.16)
Weighted average shares of common stock outstanding, basic and diluted	69,484,200	44,561,844

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(8,461,432)	$(6,964,844)
Foreign currency translation	1,170,701	(543,729)
Total comprehensive loss before allocation to noncontrolling interests	(7,290,731)	(7,508,573)
Less: Comprehensive loss attributable to noncontrolling interests	(1,466)	(7,530)
Total comprehensive loss	$(7,289,265)	$(7,501,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
Balance as of December 31, 2024	72,068,059	$720,681	$105,515,005	$(2,164,313)	$(56,172,881)	$3,267,948	$51,166,440
Stock-based compensation expense	—	—	1,889,701	—	—	—	1,889,701
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(38,304)	(38,304)
Foreign currency translation	—	—	—	1,170,701	—	—	1,170,701
Net loss	—	—	—	—	(8,446,197)	(15,235)	(8,461,432)
Balance as of March 31, 2025	72,068,059	$720,681	$107,404,706	$(993,612)	$(64,619,078)	$3,214,409	$45,727,106

Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	—	—	—	—
Stock-based compensation expense	—	—	1,713,654	—	—	—	1,713,654
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(8,694)	(8,694)
Foreign currency translation	—	—	—	(543,729)	—	—	(543,729)
Net loss	—	—	—	—	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	$485,983	$42,283,907	$(1,464,711)	$(30,787,385)	$2,509,224	$13,027,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating activities
Net loss	$(8,461,432)	$(6,964,844)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign exchange transaction loss (gain) from intercompany	61,129	(26,387)
Depreciation	149,003	103,210
Stock-based compensation	1,889,701	1,713,654
Convertible note payable for non-cash issuance costs	—	513,748
Shares issued for non-cash consultant expense	247,000	195,000
Change in fair value of share liability	(12,500)	218,000
Change in fair value of convertible notes payable	957,408	953,710
Change in right-of-use lease asset	129,709	98,658
Change in deferred taxes	(80,842)	(49,771)
Changes in operating assets and liabilities:
Accounts receivable	31,275	(144,392)
Inventory	(272,599)	699,510
Prepaid expenses and other current assets	1,190,337	(299,130)
Other noncurrent assets	38,834	(60,203)
Accounts payable	1,072,221	(54,988)
Accrued expenses	720,070	505,480
Operating lease liabilities	(60,514)	(101,700)
Other current liabilities	(768,776)	(270,024)
Net cash used in operating activities	(3,169,976)	(2,970,469)
Cash flows from investing activities
Purchases of property and equipment	(2,309,308)	(1,245,825)
Cash advance paid for property and equipment	(50,060)	—
Net cash used in investing activities	(2,359,368)	(1,245,825)
Cash flows from financing activities
Proceeds from collection of receivable from noncontrolling interest in VIE	28,857	—
Distribution to noncontrolling interest in VIE	(38,304)	(8,429)
Proceeds from issuance of convertible notes payable	—	20,550,000
Proceeds from bank loans	46,655	—
Payment of notes payable	(187,167)	(263,141)
Payment of principal portion of bank loans	(64,870)	—
Payment of principal portion of finance leases	(10,267)	(14,435)
Net cash (used in) provided by financing activities	(225,096)	20,263,995
Net change in cash and cash equivalents	(5,754,440)	16,047,701
Effect of exchange rate changes on cash and cash equivalents	(170,165)	(65,071)
Cash and cash equivalents - beginning of period	61,890,048	7,908,181
Cash and cash equivalents - end of period	$55,965,443	$23,890,811
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$466,040	$1,188,655
Purchase of property and equipment with bank loans	$47,080	$1,653,000
Right-of-use asset obtained in exchange for operating lease liability	$—	$364,458

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

The Company has completed the commissioning phase and are commencing commercial production at the C-14, Si-28 and Yb-176 enrichment facilities located in Pretoria, South Africa. We expect our first three enrichment facilities to generate commercial supply during 2025. In addition, the Company has started planning additional isotope enrichment plants both in South Africa and in other jurisdictions. The Company believes the C-14 it may produce using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals. The Company believes the Si-28 it may produce using the ASP technology may be used to develop advanced semiconductors and in quantum computing. The Company believes the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology.

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

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $8.5 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. The Company currently expects that its cash and cash equivalents of $56.0 million as of March 31, 2025 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024.

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, fair value of convertible notes, loss contingencies and accounting for acquisitions, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2025 and 2024.

The Company's foreign subsidiaries held cash of approximately $6,781,000 and $1,512,000 as of March 31, 2025 and December 31, 2024, respectively, which is included in cash on the consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheet as March 31, 2025 and December 31, 2024.

	As of March 31, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$—	—	$200,000	28%
Customer B	$98,864	14%	$144,590	20%
Customer C	$84,715	12%	$—	—

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2025. Generally, we do not require collateral or other securities to support its accounts receivable.

There was one customer representing 11%, or $119,000, of the Company's consolidated revenues for the three months ended March 31, 2025 and one customer representing 11%, or $89,000, of the Company's consolidated revenues for the three months ended March 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

The Company’s share liability (Note 12) is measured as a Level 1 fair value on a recurring basis. There was no share liability as of December 31, 2024. The Company’s share liability was $234,500 as of March 31, 2025. The Company’s convertible notes payable (Note 6) is measured as a Level 3 fair value on a recurring basis and was $34,390,592 as of March 31, 2025. There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2025. The following table provides a reconciliation of the Company’s liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs:

	Convertible Notes Payable	Share Liability
Balance as of December 31, 2023	$—	$140,455
Fair value at issuance	26,558,143	669,700
Fair value adjustment	6,875,041	194,540
Settlement of liability	—	(1,004,695)
Balance as of December 31, 2024	33,433,184	—
Fair value of additional liability	—	247,000
Fair value adjustment	957,408	(12,500)
Balance as of March 31, 2025	$34,390,592	$234,500

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of March 31, 2025 and December 31, 2024 there was no allowance for expected credit losses.

Inventory

The Company uses the first in, first out inventory method to account for its inventory. As of December 31, 2024, inventory consists of raw materials and is stated at the lower of cost or net realizable value. As of March 31, 2025, inventory consists of raw materials and work-in-process and is stated at the lower of cost or net realizable value.

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

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as variable interest entities (“VIEs”).

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three months ended March 31, 2025 or 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption will have an impact on disclosures and not impact the Company’s consolidated results of operations, cash flows, nor financial position.

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

3. Revenue and Segment Information

In connection with the Company's acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. The Company recognized revenue of $1,101,605 and $840,354 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents changes in the Company’s accounts receivable for the three months ended March 31, 2025:

	Balance as of December 31, 2024	Additions	Deductions	Balance as of March 31, 2025
Accounts receivable	$706,925	$1,101,605	$(1,116,287)	$692,243

Segment Information

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended March 31, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,101,605	$840,354	$(6,389,533)	$(4,643,494)
Nuclear fuels	—	—	(2,093,649)	(2,079,007)
Corporate	—	—	21,750	(242,343)
	$1,101,605	$840,354	$(8,461,432)	$(6,964,844)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended March 31, 2025
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$1,101,605	$—	$—	$1,101,605
Less: cost of sales	(774,765)	—	—	(774,765)
Segment gross profit	326,840	—	—	326,840
Personnel expenses	3,300,041	591,243	—	3,891,284
Professional fees	1,968,498	376,029	—	2,344,527
Other segment expenses	1,698,974	344,391	—	2,043,365
Segment operating loss	(6,640,673)	(1,311,663)	—	(7,952,336)
Foreign exchange transaction gain	—	—	(61,470)	(61,470)
Change in fair value of share liability	—	—	12,500	12,500
Change in fair value of convertible notes payable	—	(957,408)	—	(957,408)
Interest income (expense), net	251,140	175,422	—	426,562
Loss before income tax expense	$(6,389,533)	$(2,093,649)	$(48,970)	$(8,532,152)

	Three Months Ended March 31, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$840,354	$—	$—	$840,354
Less: cost of sales	(561,484)	—	—	(561,484)
Segment gross profit	278,870	—	—	278,870
Personnel expenses	2,606,446	—	—	2,606,446
Professional fees	1,248,982	1,110,188	—	2,359,170
Other segment expenses	1,128,064	—	—	1,128,064
Segment operating loss	(4,704,622)	(1,110,188)	—	(5,814,810)
Foreign exchange transaction gain	—	—	(24,343)	(24,343)
Change in fair value of share liability	—	—	(218,000)	(218,000)
Change in fair value of convertible notes payable	—	(953,710)	—	(953,710)
Interest income (expense), net	(1,600)	—	—	(1,600)
Loss before income tax expense	$(4,706,222)	$(2,063,898)	$(242,343)	$(7,012,463)

4. Property and Equipment

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	Useful Lives (Years)	March 31, 2025	December 31, 2024
Construction in progress	-	$740,364	$13,969,784
Tools, machinery and equipment	3 - 10	6,021,572	5,898,618
Plant	10	18,004,077	2,269,204
Computer equipment	3 - 4	175,219	145,225
Vehicles	5	351,553	292,498
Software	5	466,134	1,590
Office furniture	5 - 10	152,821	147,079
Leasehold improvements	5	119,332	115,890
Property and equipment, at cost		26,031,072	22,839,888
Less accumulated depreciation		(650,292)	(485,511)
Property and equipment, net		$25,380,780	$22,354,377

The Company has three plants in Pretoria, South Africa: a Carbon-14 plant, a multi-isotope plant and a laser isotope separation plan using quantum enrichment technology. The Carbon-14 plant was completed in June 2024 and depreciation began in July 2024. The multi-isotope plant and the laser isotope separation plant were completed in March 2025 and depreciation will begin in April 2025. As of December 31, 2024, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete. There was no depreciation expense as it relates to the construction in progress for the three months ended March 31, 2025 and 2024. Depreciation expense was $149,003 and $103,210 for the three months ended March 31, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued professional	$772,625	$671,314
Accrued salaries and other employee costs	2,189,349	1,584,273
Accrued other	83,405	20,094
Total accrued expenses	$3,045,379	$2,275,681

6. Notes Payable

Debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Promissory notes	$223,544	$409,696
Motor vehicle and equipment loans	2,010,895	1,970,700
Total notes payable	2,234,439	2,380,396
less current portion of notes payable	(774,738)	(939,110)
Long term portion of notes payable	$1,459,701	$1,441,286

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. As of March 31, 2025 and December 31, 2024, the promissory note payable balance was $32,395 and $31,380, respectively, and continues to be automatically extended on a monthly basis. This note was paid in full on April 2, 2025.

In November 2024, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923. This note bears interest at an annual rate of 8.45% with seven monthly payments beginning in December 31, 2024. In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers' insurance policy for $526,282. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December 2023. The note was repaid in full in May 2024. For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $6,680 and $6,748, respectively. As of March 31, 2025 and December 31, 2024, the promissory note payable balance was $191,149 and $378,316, respectively.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the three months ended March 31, 2025, the Company entered into new loans totaling $47,080. For the year ended December 31, 2024, the Company entered into loans totaling $2,020,511. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 10.15% to 12.00% and mature from September 2028 to March 2030. Minimum monthly payments total $42,312. For the three months ended March 31, 2025 and 2024, interest expense under the outstanding loans was $58,225 and $0, respectively. As of March 31, 2025 and December 31, 2024, motor vehicle and equipment loans totaled $2,010,895 and $1,970,700, respectively.

Convertible Notes Payable

In March 2024, the Company issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000. One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs. Issuance costs paid in cash totaling $521,423 and the value of the note issued upon issuance to the placement agent were expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.

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

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21,063,748. The fair value of the June Convertible Notes on the date of issuance was $5,494,395. The fair value of the Convertible Notes as of March 31, 2025 has been determined to be $34,390,592 and the resultant change in fair value of $957,408 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. As of March 31, 2025, the total principal and accrued interest of the Convertible Notes is $26,558,143 of which $1,651,906 relates to the interest portion.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and Molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of March 31, 2025 and December 31, 2024.

8. Commitments and Contingencies

Commitments

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

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller. The Company paid an additional $750,000 in January 2025, leaving a balance due for the Initial Sale Shares as of March 31, 2025 of $485,250, which is recorded in other current liabilities on the condensed consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares upon exercise.

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

Exclusivity Agreement

On March 31, 2025, after the annual report on Form 10-K was filed, the Company entered into an Exclusivity Agreement with Renergen Limited (“Renergen”) an entity in South Africa listed on the Johannesburg Stock Exchange (“JSE”) and the Australian Stock Exchange. On May 18, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, the Company received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ends on May 31, 2025. In April 2025, the Company paid an exclusivity fee of $10,000,000 to Renergen. On May 19, 2025 the Company agreed to the terms of the acquisition and simultaneously entered into a Loan Agreement in which this exclusivity fee was applied to the principal amount (see Note 16).

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

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

9. Leases

The Company accounts for all leases in accordance with ASC 842 (Note 2). The Company is party to five facility leases in South Africa for office, manufacturing and laboratory space.

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

A lease for additional production space in Pretoria, South Africa commenced in April 2023 with the initial term set to expire in March 2024. Effective February 1, 2024, this lease was amended such that the new term begins on February 1, 2024 and expires in February 2026. Prior to the amendment, the Company had applied the guidance in ASC 842 and determined that this lease was a short-term lease and expensed the monthly payments as incurred. The Company has applied the guidance in ASC 842 to the amended lease and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 10.6% based on the lease term of the applicable lease. Consequently, a ROU lease asset of $364,458 with a corresponding lease liability of $364,458 based on the present value of the minimum rental payments of such lease was recorded at the inception of the amended lease.

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

A summary of long-term leases in the condensed consolidated balance sheet as of March 31, 2025 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$536,626	$68,854	$552,588	$621,442
Additional production, Pretoria, South Africa	173,615	173,615	—	173,615
Laboratory, Pretoria, South Africa	41,059	25,679	17,340	43,019
Office and production, Pretoria, South Africa	273,275	308,725	—	308,725
Total	$1,024,575	$576,873	$569,928	$1,146,801

A summary of long-term leases in the condensed consolidated balance sheet as of December 31, 2024 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Lease:
Office and laboratory, Pretoria, South Africa	$538,942	$63,703	$554,332	$618,035
Additional production, Pretoria, South Africa	211,829	179,948	31,881	211,829
Laboratory, Pretoria, South Africa	45,433	23,653	23,674	47,327
Office and production, Pretoria, South Africa	325,930	290,372	78,592	368,964
Total	$1,122,134	$557,676	$688,479	$1,246,155

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions. The Company has applied the guidance in ASC 842 and has determined that this lease is a short-term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs and expensed the monthly payments for the three months ended March 31, 2025 and 2024.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended March 31,
	2025	2024
Operating Lease Cost
Operating lease cost	$168,458	$148,900
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$165,104	$143,338
Operating lease liabilities arising from obtaining right-of- use assets	$—	$364,458
Weighted average remaining lease term (years)	3.58	3.94
Weighted average discount rate	9.63%	10.23%

Future lease payments under noncancelable operating lease liabilities as of March 31, 2025 are as follows:

Operating Leases
Future Lease Payments
2025 (remaining nine months)	$504,179
2026	261,317
2027	128,476
2028	138,112
2029	148,470
Thereafter	159,606
Total lease payments	$1,340,160
Less: imputed interest	(193,359)
Total operating lease liabilities	$1,146,801
Less current portion	$(576,873)
Operating lease liability - noncurrent	$569,928

The Company records the expense from short-term leases as incurred. Lease expense from short-term leases was $31,595 and $27,443 for the three months ended March 31, 2025 and 2024, respectively.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). The Company is party to several ongoing finance leases in South Africa for certain fixed assets, including new finance leases for additional equipment in May and October 2024.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended March 31,
	2025	2024
Finance Lease Cost
Interest on lease liabilities	$22,247	$7,040
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$29,911	$14,378
Amortization of right-of-use assets	$40,549	$9,441
Weighted average remaining lease term (years)	4.2	3.7
Weighted average discount rate	13.0%	11.3%

Future lease payments under noncancelable finance lease liabilities are as follows as of March 31, 2025:

Finance Leases
Future Lease Payments
2025 (remaining nine months)	$161,588
2026	217,978
2027	213,065
2028	175,447
2029	68,184
Thereafter	66,841
Total lease payments	$903,103
Less: imputed interest	(226,579)
Total lease liabilities	$676,524
Less current portion	$(135,011)
Finance lease liability - noncurrent	$541,513

10. License Agreements

Klydon Proprietary Ltd (“Klydon”)

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

TerraPower, LLC

On April 4, 2024, the Company entered into an agreement with TerraPower LLC (“TerraPower”) to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a High Assay Low Enriched Uranium (“HALEU”) facility (the “TerraPower Agreement”). The TerraPower Agreement may be terminated for (a) breach or default, (b) the Company’s convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for milestones completed by the Company and these payments are nonrefundable.

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

For the three months ended March 31, 2025, no collaboration revenue was recognized in the consolidated statements of operations and comprehensive loss.

11. Acquisitions

PET Labs

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s pipeline.

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front. In January 2025 and 2024, the Company made a partial payment of $750,000 and $264,750, respectively. The balance as of March 31, 2025 and December 31, 2024 was $485,250 and $1,235,250, respectively, and is expected to be paid in the second half of 2025. It is recorded in other current liabilities on the condensed consolidated balance sheet.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of March 31, 2025.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP Guernsey. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

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

The changes to the carrying value of goodwill is as follows:

Balance as of December 31, 2023	$3,267,103
Translation adjustment	(99,002)
Balance as of December 31, 2024	$3,168,101
Translation adjustment	94,099
Balance as of March 31, 2025	$3,262,200

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

12. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of March 31, 2025 and December 31, 2024.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 72,068,059 shares were issued and outstanding as of March 31, 2025 and December 31, 2024. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through March 31, 2025.

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

The following shares were issued to consultants and vendors for the three months ended March 31, 2025:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Issuance of common stock to consultant	January 2025	50,000	$247,000		$—	$—
		50,000	$247,000		$—	$—

The following shares were issued to consultants and vendors for the three months ended March 31, 2024:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2024	100,000	$195,000	September 2024	$219,500	$(24,500)
		100,000	$195,000		$219,500	$(24,500)

During the three months ended March 31, 2025 and 2024, the Company issued shares of common stock to consultants and vendors to settle share liabilities. The fair value of these shares is recorded to share liability in the consolidated balance sheet and the change in fair value upon settlement of the share liability is recorded to change in fair value of share liability in the consolidated statements of operations and comprehensive loss.

Activity of the share liabilities for the three months ended March 31, 2025 is as follows:

	Share Liability as of December 31, 2024	New Share Liabilities in 2025	Mark to Market Adjustments in 2025	Liabilities Settled in 2025	Share Liabilities as of March 31, 2025
Share liabilities	$—	$247,000	$(12,500)	$—	$234,500
	$—	$247,000	$(12,500)	$—	$234,500

Activity of the share liabilities for the three months ended March 31, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of March 31, 2024
Share liabilities	$—	$195,000	$218,000	$—	$413,000
	$—	$195,000	$218,000	$—	$413,000

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2025, the Company added 3,603,403 shares to the 2022 Plan. As of March 31, 2025, 3,998,938 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of March 31, 2025, 1,825,000 shares remain available for future grant under the 2024 Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930
Granted	—	$—
Forfeited	(120,834)	$2.00
Outstanding as of March 31, 2025	2,610,166	$1.90	7.1	$7,283,847
Exercisable as of March 31, 2025	2,492,943	$1.89	7.1	$6,968,518
Vested or expected to vest as of March 31, 2025	2,610,166	$1.90	7.1	$7,283,847

No options were granted for the three months ended March 31, 2025.

The Company recorded stock-based compensation expense from options of $180,606 and $196,187 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $137,846 of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 0.3 years.

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

The Company recorded stock-based compensation expense from stock awards totaling $1,709,095 and $1,417,467 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there is $6,273,213 of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over the next year.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,814,703	$3.24
Vested	(457,115)	$3.14
Unvested as of March 31, 2025	2,357,588	$3.26

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$1,819,099	$1,630,591
Research and development	70,602	83,063
Total	$1,889,701	$1,713,654

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to ASP Isotopes Inc. shareholders	$(8,446,197)	$(6,948,085)
Weighted average common stock outstanding, basic and diluted	69,484,200	44,561,844
Net loss per share, basic and diluted	(0.12)	(0.16)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of March 31,
	2025	2024
Options to purchase common stock	2,610,166	2,731,000
Restricted stock	2,357,588	3,800,000
Warrants to purchase common stock	1,516,297	3,386,076
Total shares of common stock equivalents	6,484,051	9,917,076

15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 0.8% and 0.7%, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions.

As of March 31, 2025, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

Ownership changes, as defined in the Internal Revenue Code (“IRC”), may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income pursuant to IRC Section 382 or similar provisions. Subsequent ownership changes could further affect the limitation in future years. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss and research and development credit carryforwards in the future.

16. Subsequent Events

The Company has evaluated subsequent events through May 20, 2025, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as described below.

TerraPower Loan Agreement and HALEU Supply Agreements

In May 2025, the Company entered into a Loan Agreement with TerraPower, which provides conditional commitments from TerraPower to the Company through one of its wholly-owned U.S.-based subsidiaries (“Borrower”) for a multiple advance term loan totaling $22,000,000 for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the Company will receive aggregate loan disbursements of $20,000,000. The Loan Agreement matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement received by the Company and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027.

In addition to a loan agreement, the Company and TerraPower have entered into two supply agreements for the HALEU expected to be produced at the Company’s uranium enrichment facility. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

Renergen Firm Intention Letter and Loan Agreement

Contemplated in the Exclusivity Agreement signed on March 31, 2025 and amended on May 18, 2025 (see Note 8) the Company has entered into a Firm Intention Letter with Renergen on May 19, 2025. The Firm Intention Letter sets the acquisition terms for the

Company to purchase 100% of the outstanding shares of Renergen in exchange for shares of the Company. The completion of the acquisition is subject to Renergen shareholder approval.

In addition, the Company entered into a Loan Agreement with Renergen in which a total of $30,000,000 will be provided by the Company in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Loan Agreement, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the loan. The remaining $20,000,000 available under the Loan Agreement is expected to be paid by the Company to Renergen prior to June 30, 2025. The Loan Agreement expires on September 30, 2025 and bears interest at the South African Prime Rate which is currently 11.0%.

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

We have completed the commissioning phase and are commencing commercial production at our C-14, Si-28 and Yb-176 enrichment facilities in Pretoria, South Africa. Our C-14 and Si-28 enrichment facilities utilize the ASP technology and our Yb-176 enrichment facility utilizes QE technology. We expect our first three enrichment facilities to generate commercial product during 2025. In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology. We anticipate shipping the first commercial batches of enriched Carbon-14 in mid-2025 and enriched Silicon-28 during the second quarter of 2025. We expect to commence commercial production of Ytterbium-176 during the second quarter of 2025.

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

We are currently pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. We believe that the U-235 we may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of our uranium enrichment initiative, in October 2024, we entered into a term sheet with TerraPower, LLC (“TerraPower”) which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027. In addition, in November 2024, we entered into a memorandum of understanding with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Subject to the receipt of funding and all required permits and licenses to begin enrichment of U-235 in South Africa, it is anticipated that the research, development and ultimate construction of a HALEU production facility will take place at South Africa’s main nuclear research center at Pelindaba in Pretoria. See the section captioned “TerraPower” below for disclosures regarding certain definitive agreements entered into between TerraPower and us and/or our subsidiaries, including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer.

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

QLE. In September 2023, we formed Quantum Leap Energy LLC (“QLE”), which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6.

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

In connection with the anticipated spin-out, we entered into a number of agreements with QLE, including a License Agreement, pursuant to which QLE has licensed from us the rights to technologies and methods used to separate Uranium 235 and Lithium 6 (including but not limited to the quantum enrichment and ASP technologies) in exchange for a perpetual royalty in the amount of 10% of all future QLE revenues, and an EPC Services Framework Agreement, pursuant to which we will provide services for the engineering, procurement and construction of one or more turnkey Uranium-235 and Lithium-6 enrichment facilities in locations to be identified by QLE and owned or leased by QLE, and commissioning, start-up and test services for each such facility, subject to the receipt of all applicable regulatory approvals, permits, licenses, authorizations, registrations, certificates, consents, orders, variances and similar rights. In addition, in February 2024, we assigned to QLE certain existing memoranda of understanding with U.S.-based small modular reactor companies for the use of Quantum Enrichment for the production of HALEU. The MOUs provide for substantial financial support for the development of HALEU production facilities that should be capable of supplying metric ton quantities of HALEU by 2027.

PET Labs. We have a 51% ownership stake in PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market. Under the terms of the Share Purchase Agreement pursuant to which we acquired the shares in PET Labs, we agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2025 and 2024, we paid $750,000 and $264,750, respectively, towards the balance due. The remaining balance of $485,250 is due upon demand any time after October 31, 2024, and is expected to be paid in 2025.

Beginning in 2024, primarily as a result of the increased business activities of QLE, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

Financings

In March 2024, our wholly owned subsidiary QLE received gross proceeds of $20,550,000 through the issuance of Convertible Promissory Notes. These convertible notes have a stated interest rate of 6% for the first year and 8% thereafter. The maturity date of these convertible promissory notes is March 7, 2029. These convertible promissory notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In June 2024, our wholly owned subsidiary QLE received gross proceeds of $5,386,228 through this issuance of additional Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs. The maturity date of the Convertible Promissory Notes is March 7, 2029. The Convertible Promissory Notes automatically convert into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

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

TerraPower

On April 4, 2024, we entered into an agreement with TerraPower to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a HALEU facility (the “TerraPower Agreement”). The TerraPower Agreement may be terminated for (a) breach or default, (b) our convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for milestones completed by us and these payments are nonrefundable.

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

For the three months ended March 31, 2025, no collaboration revenue has been recognized in the consolidated statements of operations and comprehensive loss.

In May 2025, we entered into a Loan Agreement with TerraPower, which provides conditional commitments from TerraPower to us through one of our wholly-owned U.S.-based subsidiaries (“Borrower”) for a multiple advance term loan totaling $22,000,000 for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), we will receive aggregate loan disbursements of $20,000,000. The Loan Agreement matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement we receive and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027.

In addition to a loan agreement, in May 2025, we and TerraPower have entered into two supply agreements for the HALEU expected to be produced at our uranium enrichment facility. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

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

Segment Information

Beginning in 2024, primarily as a result of the increased business activities of our subsidiary QLE, we have two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services.

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended March 31, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,101,605	$840,354	$(6,389,533)	$(4,643,494)
Nuclear fuels	—	—	(2,093,649)	(2,079,007)
Corporate	—	—	21,750	(242,343)
	$1,101,605	$840,354	$(8,461,432)	$(6,964,844)

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$1,101,605	$840,354	$261,251
Cost of goods sold	774,765	561,484	213,281
Gross profit	326,840	278,870	47,970
Operating expenses:
Research and development	1,529,795	215,134	1,314,661
Selling, general and administrative	6,749,381	5,878,546	870,835
Total operating expenses	8,279,176	6,093,680	2,185,496
Other (expense) income:
Foreign exchange transaction loss	(61,470)	(24,343)	(37,127)
Change in fair value of share liability	12,500	(218,000)	230,500
Change in fair value of convertible notes payable	(957,408)	(953,710)	(3,698)
Interest income	513,713	12,188	501,525
Interest expense	(87,151)	(13,788)	(73,363)
Total other (expense) income	(579,816)	(1,197,653)	617,837
Loss before income tax expense	$(8,532,152)	$(7,012,463)	$(1,519,689)

Revenue and Cost of Goods Sold

We have recognized revenue of PET Labs from the sale of nuclear medical doses for PET scanning for the three months ended March 31, 2025 and 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Personnel-related costs	$518,506	$155,605	$362,901
Consulting and professional	189,515	—	189,515
Facility and depreciation expenses	670,134	39,601	630,533
Other expenses	151,640	19,928	131,712
Total research and development expenses	$1,529,795	$215,134	$1,314,661

Research and development expenses were $1,529,795 for the three months ended March 31, 2025, compared to $215,134 for the three months ended March 31, 2024. The overall increase of $1,314,661 was primarily due to the following:

•
an increase in personnel-related costs of $362,901 primarily due to the increase in headcount and related costs;
•
an increase in consulting and professional fees of $189,515 due to increased outsourced development activity for new specialty isotopes;
•
an increase in facility and depreciation expenses of $630,533 due to an increase in space dedicated to development and repairs and maintenance; and
•
an increase in other expenses of $131,712 primarily related to other general research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,749,381 for the three months ended March 31, 2025, compared to $5,878,546 for the three months ended March 31, 2024. The overall increase of $870,835 was primarily due to the following:

•
an increase in personnel-related costs of $921,938 primarily due to the increase in headcount and salaries and travel related costs of $254,260; and
•
an increase in insurance of $63,261.

The above increases were offset, in part by:

•
a decrease in professional fees of $204,158; and
•
a decrease in other selling, general and administrative expenses of $201,600.

Other Income and Expense

Other expense for the three months ended March 31, 2025 was $579,816, which includes a loss of $957,408 due to change in fair value of the convertible notes payable issued in March and June 2024 and a foreign exchange transaction loss of $61,470, partially offset by interest income of $513,713.

Other expense for the three months ended March 31, 2024 was $1,197,653, which includes a $218,000 change in the fair value of the share liability related to the shares issuable to a consultant and a $953,710 change in fair value of the convertible notes payable issued in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO, and the issuance of convertible notes payable.

As of March 31, 2025, we had cash and cash equivalents of $56.0 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

We recognize revenue from the sale of nuclear medical doses for PET scanning in South Africa. Our ability to generate product revenue from the sale of nuclear medical doses for PET scanning sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,169,976)	$(2,970,469)
Investing activities	(2,359,368)	(1,245,825)
Financing activities	(225,096)	20,263,995
Change in cash and cash equivalents	$(5,754,440)	$16,047,701

Operating Activities

Net cash used in operating activities was $3,169,976 for the three months ended March 31, 2025 and was primarily due to our net loss of $8.5 million, adjusted for stock-based compensation expense of $1,889,701, amortization of right-of-use asset of $129,709, depreciation expense of $149,003, issuance of common stock to a consultant with a fair value of $247,000, change in fair values for the convertible notes payable of $957,408 and a $1,950,848 change in our operating assets and liabilities.

Net cash used in operating activities was $2,970,469 for the three months ended March 31, 2024, and was primarily due to our net loss of $7.0 million, adjusted for stock-based compensation expense of $1,713,654, non-cash issuance costs for the convertible notes payable of $513,748, issuance of common stock to a consultant with a fair value of $195,000, change in fair values for the convertible notes payable of $953,710, change in fair value of share liability of $218,000, amortization of right-of-use asset of $98,658 and a $274,553 change in our operating assets and liabilities, partially offset by a change in deferred tax liabilities of $49,771.

Investing Activities

Net cash used in investing activities was $2,359,368 for the three months ended March 31, 2025 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress.

Net cash used in investing activities was $1,245,825 for the three months ended March 31, 2024 and was comprised of the purchases of machinery and equipment and additional construction in progress.

Financing Activities

Net cash used in financing activities was $225,096 for the three months ended March 31, 2025 and was comprised primarily of payments of $187,167 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $10,267 and distribution to noncontrolling interest in VIE of $38,304, partially offset by gross proceeds of proceeds from collection of receivable from noncontrolling interest in VIE of $28,857.

Net cash provided by financing activities was $20,263,995 for the three months ended March 31, 2024, and was comprised primarily of gross proceeds of $20,550,000 from the issuance of convertible notes payable, partially offset by payments of $263,141 on the note payable related to a financed corporate insurance policy.

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

In November 2024 and 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923 and $526,282, respectively. During 2024, the Company entered into several loans to purchase motor vehicles and certain equipment totaling $2,020,511. For the three months ended March 31, 2025, the Company entered into loans to purchase motor vehicles and certain equipment totaling $47,247. These loans are secured by the underlying assets included in property and equipment. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1, for information regarding interest rates and maturities.

On March 31, 2025, after the annual report on Form 10-K was filed, we entered into an Exclusivity Agreement with Renergen Limited (“Renergen”), an entity in South Africa listed on the Johannesburg Stock Exchange (“JSE”) and the Australian Stock Exchange. On May 18, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, we received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ends on May 31, 2025. In April 2025, we paid an exclusivity fee of $10,000,000 to Renergen. On May 19, 2025 we entered into a Firm Intention Letter with Renergen. The Firm Intention Letter sets the acquisition terms for us to purchase 100% of the outstanding shares of Renergen in exchange for our shares. The completion of the acquisition is subject to Renergen shareholder approval.

In addition, we entered into a Loan Agreement with Renergen in which a total of $30,000,000 will be provided by us in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Loan Agreement, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the loan. The remaining $20,000,000 available under the loan is expected to be paid by us to Renergen.

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

Critical Accounting Policies and Significant Judgments and Estimates

See Note 2 to our condensed consolidated financial statements which discusses new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025. In order to remediate the material weakness, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience.

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

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Cautionary Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 and as amended by Forms 10-K/A filed with the SEC on April 30, 2025. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended) and those additional risks listed below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended).

Changes in trade policy and inflation could adversely affect our business and results of operations.

Since taking office in January 2025, the current U.S. presidential administration has issued numerous executive orders, including with respect to international and domestic policies, and in the first and second quarters of 2025, there were significant changes to tariffs by the U.S. and other countries. In the second quarter of 2025, new U.S. tariffs were announced, including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by the governments in response could be significantly more severe and restrictive. Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain.

Elevated inflation, along with public health concerns, geopolitical developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. In addition, political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. A failure to adequately respond to these risks could have a material adverse impact on our financial position.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASP Isotopes Inc.

Date: May 20, 2025	By:	/s/ Paul E. Mann
Paul E. Mann
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)