Form 10-Q
period 2025-06-30
ASP Isotopes Inc.
filed 2025-08-14
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01per share	ASPI	The Nasdaq Stock Market LLC

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

As of August 14, 2025, the registrant had 91,913,109 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to obtain regulatory approvals for the enrichment of uranium and the production and distribution of other isotopes;
•
our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology, the Quantum Enrichment technology and our enrichment facilities in South Africa;
•
our ability to execute on various projects and strategic initiatives with potential customers and partners, including our initiative to commence enrichment of uranium in South Africa;
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
•
our ability to complete the Renergen acquisition within the anticipated timeframe or at all by fulfilling or, if applicable, obtaining a waiver of a number of closing conditions, including various regulatory approvals and third party consents, by no later than September 30, 2025, unless extended;

•
our ability to complete the spin-out of Quantum lean Energy as a standalone public within the anticipated timeframe or at all;
•
our inability to be repaid $30,000,000 advanced to Renergen under a loan agreement should we be unsuccessful in our bid to acquire the company;
•
our ability to negotiate a favorable term sheet with institutional debt investors for a potential debt financing of $30 million aggregate principal amount in order to neutralize the effect of the proposed Renergen transaction on the Company’s cash position; and
•
other factors that are described in “Risk Factors,” on page 37.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended), other reports that we filed with the SEC, and Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$67,679,097	$61,890,048
Accounts receivable	649,476	706,925
Inventory	1,045,612	65,655
Receivable from noncontrolling interests	—	27,556
Note receivable	30,363,798	—
Lease receivable - current	16,273	—
Prepaid expenses and other current assets	1,834,245	3,053,478
Total current assets	101,588,501	65,743,662
Property and equipment, net	27,600,294	22,354,377
Operating lease right-of-use assets, net	1,016,560	1,122,134
Deferred tax assets	33,509	31,847
Goodwill	3,362,650	3,168,101
Lease receivable - noncurrent	376,314	—
Other noncurrent assets	1,936,664	1,927,867
Total assets	$135,914,492	$94,347,988

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,600,670	$1,021,393
Accrued expenses	1,792,652	2,275,681
Notes payable - current	342,080	939,110
Finance lease liabilities – current	145,976	125,862
Operating lease liabilities – current	500,873	557,676
Deferred revenue	882,000	882,000
Other current liabilities	489,584	1,256,549
Share liability	149,766	—
Total current liabilities	6,903,601	7,058,271
Convertible notes payable, at fair value	98,148,315	33,433,184
Notes payable - noncurrent	1,393,519	1,441,286
Finance lease liabilities – noncurrent	518,578	560,328
Operating lease liabilities – noncurrent	639,419	688,479
Total liabilities	107,603,432	43,181,548
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 83,905,417 and 72,068,059 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	839,054	720,681
Additional paid-in capital	164,045,692	105,515,005
Accumulated deficit	(139,681,935)	(56,172,881)
Accumulated other comprehensive income (loss)	29,148	(2,164,313)
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders	25,231,959	47,898,492
Noncontrolling interests in consolidated subsidiaries	3,079,101	3,267,948
Total stockholders’ equity	28,311,060	51,166,440
Total liabilities and stockholders’ equity	$135,914,492	$94,347,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$1,198,345	$1,022,299	$2,299,950	$1,862,653
Cost of goods sold	626,247	601,275	1,401,012	1,162,759
Gross profit	572,098	421,024	898,938	699,894
Operating expenses:
Research and development	879,925	473,302	2,409,720	688,436
Selling, general and administrative	11,660,759	7,405,178	18,410,140	13,283,724
Total operating expenses	12,540,684	7,878,480	20,819,860	13,972,160
Loss from operations	(11,968,586)	(7,457,456)	(19,920,922)	(13,272,266)
Other (expense) income:
Foreign exchange transaction (loss) gain	(37,047)	26,147	(98,517)	1,804
Change in fair value of share liability	(141,769)	164,000	(129,269)	(54,000)
Change in fair value of convertible notes payable	(63,757,723)	(1,574,816)	(64,715,131)	(2,528,526)
Interest income	925,007	43,530	1,438,720	55,718
Interest expense	(81,803)	(69,078)	(168,954)	(82,866)
Total other expense	(63,093,335)	(1,410,217)	(63,673,151)	(2,607,870)
Loss before income tax (expense) benefit	(75,061,921)	(8,867,673)	(83,594,073)	(15,880,136)
Income tax (expense) benefit	(95,238)	(13,769)	(24,518)	33,850
Net loss before allocation to noncontrolling interests	(75,157,159)	(8,881,442)	(83,618,591)	(15,846,286)
Less: Net (loss) income attributable to noncontrolling interests	(94,302)	51,483	(109,537)	34,724
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(75,062,857)	$(8,932,925)	$(83,509,054)	$(15,881,010)
Deemed dividend on inducement warrant for common stock	—	(2,779,659)	—	(2,779,659)
Net loss attributable to ASP Isotopes Inc. shareholders	$(75,062,857)	$(11,712,584)	$(83,509,054)	$(18,660,669)
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(1.03)	$(0.24)	$(1.17)	$(0.40)
Weighted average shares of common stock outstanding, basic and diluted	73,009,938	49,136,009	71,256,809	46,848,926

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(75,157,159)	$(8,881,442)	$(83,618,591)	$(15,846,286)
Foreign currency translation	1,022,760	763,420	2,193,461	219,691
Total comprehensive loss before allocation to noncontrolling interests	(74,134,399)	(8,118,022)	(81,425,130)	(15,626,595)
Less: Comprehensive income attributable to noncontrolling interests	1,466	52,303	—	44,773
Total comprehensive loss	$(74,135,865)	$(8,170,325)	$(81,425,130)	$(15,671,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2024	72,068,059	$720,681	$105,515,005	$(2,164,313)	$(56,172,881)	$3,267,948	$51,166,440
Stock-based compensation expense	—	—	1,889,701	—	—	—	1,889,701
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(38,304)	(38,304)
Foreign currency translation	—	—	—	1,170,701	—	—	1,170,701
Net loss	—	—	—	—	(8,446,197)	(15,235)	(8,461,432)
Balance as of March 31, 2025	72,068,059	$720,681	$107,404,706	$(993,612)	$(64,619,078)	$3,214,409	$45,727,106
Issuance of common stock from public offering, net of issuance costs of $3,238,630	7,518,797	75,188	46,686,182	—	—	—	46,761,370
Issuance of common stock from exercise of warrants	1,294,778	12,948	4,902,364	—	—	—	4,915,312
Issuance of restricted common stock	2,923,783	29,237	(29,237)	—	—	—	—
Settlement of liabilities with consultant	100,000	1,000	652,000	—	—	—	653,000
Stock-based compensation expense	—	—	4,429,677	—	—	—	4,429,677
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(41,006)	(41,006)
Foreign currency translation	—	—	—	1,022,760	—	—	1,022,760
Net loss	—	—	—	—	(75,062,857)	(94,302)	(75,157,159)
Balance as of June 30, 2025	83,905,417	$839,054	$164,045,692	$29,148	$(139,681,935)	$3,079,101	$28,311,060

Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	—	—	—	—
Stock-based compensation expense	—	—	1,713,654	—	—	—	1,713,654
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(8,694)	(8,694)
Foreign currency translation	—	—	—	(543,729)	—	—	(543,729)
Net loss	—	—	—	—	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	$485,983	$42,283,907	$(1,464,711)	$(30,787,385)	$2,509,224	$13,027,018
Issuance of common stock from warrant exercise	3,164,557	31,646	5,506,329	—	—	—	5,537,975
Issuance of restricted common stock	250,000	2,500	(2,500)	—	—	—	—
Issuance of common stock to consultant	60,000	600	183,000	—	—	—	183,600
Settlement of liabilities with consultants	60,000	600	183,000	—	—	—	183,600
Board fee liabilities to be settled with shares	—	—	240,000	—	—	—	240,000
Stock-based compensation expense	—	—	2,518,016	—	—	—	2,518,016
Contribution from noncontrolling interest of VIE	—	—	—	—	—	807,975	807,975
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(18,422)	(18,422)
Foreign currency translation	—	—	—	763,420	—	—	763,420
Net loss	—	—	—	—	(8,932,925)	51,483	(8,881,442)
Balance as of June 30, 2024	52,132,833	$521,329	$50,911,752	$(701,291)	$(39,720,310)	$3,350,260	$14,361,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(83,618,591)	$(15,846,286)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	678,959	249,714
Loss on disposal of property and equipment	—	1,666
Non cash interest income on note receivable	(363,798)	—
Stock-based compensation	6,319,378	4,231,670
Convertible note payable for non-cash issuance costs	—	621,915
Shares issued for non-cash consultant expense	673,497	619,200
Change in fair value of share liability	129,269	54,000
Change in fair value of convertible notes payable	64,715,131	2,528,526
Change in right-of-use lease asset	267,952	217,997
Non-cash lease income	(22,064)	—
Change in deferred taxes	285	(39,068)
Changes in operating assets and liabilities:
Accounts receivable	89,048	(288,878)
Receivable from noncontrolling interest	28,353	—
Inventory	(946,052)	—
Prepaid expenses and other current assets	1,318,444	(1,566,707)
Other noncurrent assets	103,204	—
Accounts payable	1,106,878	223,828
Accrued expenses	(507,883)	1,425,242
Operating lease liabilities	(275,614)	(224,134)
Other current liabilities	(767,707)	(303,941)
Net cash used in operating activities	(11,071,311)	(8,095,256)
Cash flows from investing activities
Purchases of property and equipment	(4,107,564)	(3,867,903)
Cash advance in exchanges for note receivable	(30,000,000)	—
Net cash used in investing activities	(34,107,564)	(3,867,903)
Cash flows from financing activities
Proceeds from issuance of common stock	50,000,000	5,537,975
Payment of common stock issuance costs	(3,238,630)	(45,000)
Proceeds from exercise of warrants	4,915,312	—
Proceeds from noncontrolling interest in VIE	—	807,975
Proceeds from collection of receivable from noncontrolling interest in VIE	—	705,403
Distribution to noncontrolling interest in VIE	(79,310)	(27,116)
Proceeds from issuance of convertible notes payable	—	25,936,228
Proceeds from bank loans	47,045	—
Payment of notes payable	(409,696)	(438,569)
Payment of principal portion of bank loans	(392,263)	—
Payment of principal portion of finance leases	(61,831)	(61,929)
Net cash provided by financing activities	50,780,627	32,414,967
Net change in cash and cash equivalents	5,601,752	20,451,808
Effect of exchange rate changes on cash and cash equivalents	187,297	(97,657)
Cash and cash equivalents - beginning of period	61,890,048	7,908,181
Cash and cash equivalents - end of period	$67,679,097	$28,262,332
Supplemental disclosures of non-cash investing and financing activities:
Lease receivable	$392,586	$—
Purchase of property and equipment included in accounts payable	$412,483	$1,100,179
Purchase of property and equipment with bank loans	$—	$1,653,000
Right-of-use asset obtained in exchange for operating lease liability	$101,929	$364,458
Right-of-use asset obtained in exchange for finance lease liability	$—	$501,389
Deemed dividend on inducement warrant	$—	$2,779,659
Board fees settled with common stock	$—	$240,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Guernsey Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”), a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), a 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd (“ASP UK”), a subsidiary of ASP Guernsey, was incorporated in July 2022. ASPI South Africa Asset Finance ("ASP SA Asset Finance”), a subsidiary of ASP South Africa, was incorporated in July 2024. ASP Isotopes efh, a subsidiary of ASP Guernsey, was incorporated in 2024 in Iceland. PET Labs Global Nuclear Medicine SEZC (“PET Labs Global”), a subsidiary of ASP Guernsey, was incorporated in June 2024 in the Cayman Islands. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc. operates in South Africa. ASP Isotopes Inc.’s subsidiary, Quantum Leap Energy LLC (“QLE”), was formed in the state of Delaware in September 2023 and began operations in February 2024. QLE’s direct wholly owned subsidiary Quantum Leap Energy Limited (“QLE UK”), has its operations in the United Kingdom. QLE’s indirect wholly owned subsidiary Quantum Leap Energy Proprietary Limited (“QLE South Africa”), has its operations in South Africa. QLE also formed QLE TP Funding SPE LLC, a Delaware limited liability company, as a wholly owned subsidiary to act as a special purpose borrower for a loan transaction with TerraPower (the “QLE SPE Borrower”). The QLE SPE Borrower has formed a subsidiary in South Africa to act as the project company for a proposed new uranium enrichment facility at Pelindaba, South Africa. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

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

The Company has completed the commissioning phase and are commencing commercial production at the C-14 and Si-28 enrichment facilities located in Pretoria, South Africa. The Company has also completed the commissioning phase and is commencing production of commercial samples of highly enriched Yb-176 at the Yb-176 enrichment facility in Pretoria, South Africa. We expect our first three enrichment facilities to generate commercial supply during the fourth quarter of 2025. In addition, the Company has started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. The Company believes the C-14 it may produce using the ASP technology may be used in the development of new pharmaceuticals and agrochemicals. The Company believes the Si-28 it may produce using the ASP technology may be used to develop advanced semiconductors and in quantum computing. The Company believes the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology.

In addition, the Company is considering the future development of the ASP technology for the separation of Zinc-68, Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for possible use in the semiconductor end market, and Chlorine-37 for potential use in the nuclear energy end market.

The Company is also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Lithium 6 and Lithium-7. The Company is also pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”). The Company believes the U-235 that it may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium ("HALEU")-fueled small modular reactors that are now under development for commercial and government uses.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $83.6 million and $15.8 million for the six months ended June 30, 2025 and 2024, respectively. On June 3, 2025, the Company sold 7,518,797 shares of its common stock in a registered direct offering at the offering price of $6.65 per share, for net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. On July 25, 2025, the Company raised an additional $56,400,000 in net proceeds from issuing 7,500,000 shares of its common stock at a price of $8.00 per share. The Company currently expects that its cash and cash equivalents of $67.7 million as of June 30, 2025 plus amounts raised in July 2025 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six months ended June 30, 2025 and 2024.

The Company's foreign subsidiaries held cash of approximately $4,513,629 and $1,512,000 as of June 30, 2025 and December 31, 2024, respectively, which is included in cash and cash equivalents on the condensed consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheet as June 30, 2025 and December 31, 2024.

	As of June 30, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$—	—	$200,000	28%
Customer B	$2,422	0%	$153,469	22%
Customer C	$79,562	12%	$162,100	4%

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at June 30, 2025. Generally, we do not require collateral or other securities to support its accounts receivable.

There was one customer representing 10%, or $246,000, of the Company's consolidated revenues for the six months ended June 30, 2025 and one customer representing 13%, or $234,000, of the Company's consolidated revenues for the six months ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents totaling $56,345,291 and $0 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company’s share liability (Note 12) is measured as a Level 1 fair value on a recurring basis. The Company’s share liability was $149,766 as of June 30, 2025. There was no share liability as of December 31, 2024. The Company’s convertible notes payable (Note 6) is measured as a Level 3 fair value on a recurring basis and was $98,148,315 as of June 30, 2025 (Note 6). There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2025. The following table provides a reconciliation of the Company’s liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs:

Convertible Notes Payable
Balance as of December 31, 2023	$—
Fair value at issuance	26,558,143
Fair value adjustment	6,875,041
Balance as of December 31, 2024	33,433,184
Fair value adjustment	64,715,131
Balance as of June 30, 2025	$98,148,315

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of June 30, 2025 and December 31, 2024 there was no allowance for expected credit losses.

Inventory

The Company uses the first in, first out inventory method to account for its inventory. As of December 31, 2024, inventory consists of raw materials and is stated at the lower of cost or net realizable value. As of June 30, 2025, inventory consists of raw materials and work-in-process and is stated at the lower of cost or net realizable value.

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

Leases

Lease agreements and agreements that contain lease components entered into by the Company, both as a lessee and as a lessor are accounted for in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable.

Lessee arrangements

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

Lessor arrangements

For leases where the Company retains ownership of the underlying asset, the Company classifies the lease as an operating lease. Lease revenue is recognized on a straight-line basis and the associated asset is depreciated.

When control of the underlying asset is transferred to the lessee, the Company classifies the lease as sales-type lease. The Company derecognizes the asset, recognizes a net investment in the lease, and recognizes selling profit and interest income over the lease term. This classification applies if certain criteria are met, including transfer of ownership, a purchase option, a lease term covering a major part of the asset's life, the present value of payments covering substantially all of the asset's fair value, or the asset being specialized.

For all other leases that do not meet the sales-type criteria and meet conditions related to the sum of payments/residual value covering substantially all of the asset's fair value and the lessor's likelihood of collecting payments, the Company classifies as direct financing leases. Similar to sales-type leases, the Company recognizes a net investment. Selling profit is recognized as interest income using the effective interest method.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three and six months ended June 30, 2025 or 2024.

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

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption will have an impact on disclosures and not impact the Company’s consolidated results of operations, cash flows, nor financial position. The Company plans to adopt the ASU for the annual reporting period ending December 31, 2025.

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

3. Revenue and Segment Information

In connection with the Company's acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. The Company recognized revenue of $1,198,345 and $1,022,299 for the three months ended June 30, 2025 and 2024, respectively, and $2,299,950 and $1,862,653 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents changes in the Company’s accounts receivable for the six months ended June 30, 2025:

	Balance as of December 31, 2024	Additions	Deductions	Balance as of June 30, 2025
Accounts receivable	$706,925	$2,299,950	$(2,357,399)	$649,476

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended June 30, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,198,345	$1,022,299	$(8,195,975)	$(6,219,317)
Nuclear fuels	—	—	(66,711,648)	(2,852,272)
Corporate	—	—	(249,536)	190,147
	$1,198,345	$1,022,299	$(75,157,159)	$(8,881,442)

Select information from the consolidated statements of operations and comprehensive loss as of the six months ended June 30, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$2,299,950	$1,862,653	$(14,585,508)	$(10,862,811)
Nuclear fuels	—	—	(68,805,297)	(4,931,279)
Corporate	—	—	(227,786)	(52,196)
	$2,299,950	$1,862,653	$(83,618,591)	$(15,846,286)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the three months ended June 30, 2025 and 2024, is as follows:

	Three Months Ended June 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$1,198,345	$—	$—	$1,198,345
Less: cost of sales	(626,247)	—	—	(626,247)
Segment gross profit	572,098	—	—	572,098
Personnel expenses	4,451,837	2,440,753	—	6,892,590
Professional fees	2,387,459	461,395	—	2,848,854
Other segment expenses	2,546,036	253,204	—	2,799,240
Segment operating loss	(8,813,234)	(3,155,352)	—	(11,968,586)
Foreign exchange transaction gain	—	—	(37,047)	(37,047)
Change in fair value of share liability	—	—	(141,769)	(141,769)
Change in fair value of convertible notes payable	—	(63,757,723)	—	(63,757,723)
Interest income (expense), net	641,358	201,846	—	843,204
Loss before income tax expense	$(8,171,876)	$(66,711,229)	$(178,816)	$(75,061,921)

	Three Months Ended June 30, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$1,022,299	$—	$—	$1,022,299
Less: cost of sales	(601,275)	—	—	(601,275)
Segment gross profit	421,024	—	—	421,024
Personnel expenses	3,300,621	460,808	—	3,761,429
Professional fees	1,939,382	(466,887)	—	1,472,495
Other segment expenses	1,312,161	1,332,395	—	2,644,556
Segment operating loss	(6,131,140)	(1,326,316)	—	(7,457,456)
Foreign exchange transaction gain	—	—	26,147	26,147
Change in fair value of share liability	—	—	164,000	164,000
Change in fair value of convertible notes payable	—	(1,574,816)	—	(1,574,816)
Interest income (expense), net	(25,548)	—	—	(25,548)
Loss before income tax expense	$(6,156,688)	$(2,901,132)	$190,147	$(8,867,673)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the six months ended June 30, 2025 and 2024, is as follows:

	Six Months Ended June 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$2,299,950	$—	$—	$2,299,950
Less: cost of sales	(1,401,012)	—	—	(1,401,012)
Segment gross profit	898,938	—	—	898,938
Personnel expenses	7,751,878	3,031,996	—	10,783,874
Professional fees	4,166,442	837,424	—	5,003,866
Other segment expenses	4,434,525	597,595	—	5,032,120
Segment operating loss	(15,453,907)	(4,467,015)	—	(19,920,922)
Foreign exchange transaction gain	—	—	(98,517)	(98,517)
Change in fair value of share liability	—	—	(129,269)	(129,269)
Change in fair value of convertible notes payable	—	(64,715,131)	—	(64,715,131)
Interest income (expense), net	892,498	377,268	—	1,269,766
Loss before income tax expense	$(14,561,409)	$(68,804,878)	$(227,786)	$(83,594,073)

	Six Months Ended June 30, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$1,862,653	$—	$—	$1,862,653
Less: cost of sales	(1,162,759)	—	—	(1,162,759)
Segment gross profit	699,894	—	—	699,894
Personnel expenses	5,907,066	460,808	—	6,367,874
Professional fees	3,188,364	643,301	—	3,831,665
Other segment expenses	2,440,226	1,332,395	—	3,772,621
Segment operating loss	(10,835,762)	(2,436,504)	—	(13,272,266)
Foreign exchange transaction gain	—	—	1,804	1,804
Change in fair value of share liability	—	—	(54,000)	(54,000)
Change in fair value of convertible notes payable	—	(2,528,526)	—	(2,528,526)
Interest income (expense), net	(27,148)	—	—	(27,148)
Loss before income tax expense	$(10,862,910)	$(4,965,030)	$(52,196)	$(15,880,136)

4. Property and Equipment

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives (Years)	June 30, 2025	December 31, 2024
Construction in progress	-	$2,166,292	$13,969,784
Tools, machinery and equipment	3 - 10	6,653,046	5,898,618
Plant	10	18,558,462	2,269,204
Computer equipment	3 - 4	198,437	145,225
Vehicles	5	362,379	292,498
Software	5	612,596	1,590
Office furniture	5 - 10	179,792	147,079
Leasehold improvements	5	107,184	115,890
Property and equipment, at cost		28,838,188	22,839,888
Less accumulated depreciation		(1,237,894)	(485,511)
Property and equipment, net		$27,600,294	$22,354,377

The Company has three plants in Pretoria, South Africa: a Carbon-14 plant, a multi-isotope plant and a laser isotope separation plant using quantum enrichment technology. The multi-isotope plant and the laser isotope separation plant were completed in March 2025 and depreciation began in April 2025. The Carbon-14 plant was completed in June 2024 and depreciation began in July 2024. As of December 31, 2024, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete. Depreciation expense was $529,956 and $146,504 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $678,959 and $249,714 for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued professional	$624,858	$671,314
Accrued salaries and other employee costs	1,137,040	1,584,273
Accrued other	30,754	20,094
Total accrued expenses	$1,792,652	$2,275,681

6. Notes Payable

Debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Promissory notes	$—	$409,696
Motor vehicle and equipment loans	1,735,599	1,970,700
Total notes payable	1,735,599	2,380,396
less current portion of notes payable	(342,080)	(939,110)
Long term portion of notes payable	$1,393,519	$1,441,286

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. As of June 30, 2025 and December 31, 2024, the promissory note payable balance was $0 and $31,380, respectively. This note was paid in full on April 2, 2025.

In November 2024, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923. This note bears interest at an annual rate of 8.45% with seven monthly payments beginning in

December 31, 2024. The note was repaid in full in June 2025. In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers' insurance policy for $526,282. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December 2023. The note was repaid in full in May 2024. For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $2,698 and $4,499, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,378 and $11,247, respectively. As of June 30, 2025 and December 31, 2024, the promissory note payable balance was $0 and $378,316, respectively.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the six months ended June 30, 2025, the Company entered into new loans totaling $47,045. For the year ended December 31, 2024, the Company entered into loans totaling $2,020,511. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 9.9% to 11.75% and mature from September 2028 to March 2030. Minimum monthly payments total $43,610. For the three months ended June 30, 2025 and 2024, interest expense under the outstanding loans was $56,412 and $0, respectively. For the six months ended June 30, 2025 and 2024, interest expense under the outstanding loans was $114,637 and $0, respectively. As of June 30, 2025 and December 31, 2024, motor vehicle and equipment loans totaled $1,735,599 and $1,970,700, respectively.

Convertible Notes Payable

In March 2024, QLE issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21,063,748 and received aggregate cash of $20,550,000. One of the notes totaling $513,748 was issued to the placement agent in lieu of cash issuance costs. Issuance costs paid in cash totaling $521,423 and the value of the note issued to the placement agent were expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024.

In June 2024, QLE issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5,494,395 and received aggregate cash of $5,386,228. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024. Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “Convertible Notes”.

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

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21,063,748. The fair value of the June Convertible Notes on the date of issuance was $5,494,395. The fair value of the Convertible Notes as of June 30, 2025 has been determined to be $98,148,315 and the resultant change in fair value of $63,757,723 and $64,715,131 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. The change in fair value of $1,574,816 and $2,528,526 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024. As of June 30, 2025, the total principal and accrued interest of the Convertible Notes is $28,739,752 of which $2,181,609 relates to the interest portion. The Company announced plans to spin-off QLE in the second half of 2025. The Company has also announced QLE and certain of its subsidiaries have entered into a loan agreement with TerraPower, a US nuclear innovation company, for a multiple advance term loan of up to $22,000,000 related to financing support for the construction of a new uranium enrichment facility capable of producing HALEU in South Africa. Per the terms of the loan agreement and subject to the satisfaction of various conditions precedent to each disbursement (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the borrower could receive aggregate loan disbursements of $20,000,000.

7. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and Molybdenum-98. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of June 30, 2025 and December 31, 2024.

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

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller. The Company paid an additional $750,000 in January 2025, leaving a balance due for the Initial Sale Shares as of June 30, 2025 of $485,250, which is recorded in other current liabilities on the condensed consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares upon exercise.

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

Renergen Firm Intention Letter and Loan Agreement

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

As contemplated in the Exclusivity Agreement signed on March 31, 2025 and amended on May 18, 2025, the Company entered into a Firm Intention Letter with Renergen on May 19, 2025. The Firm Intention Letter sets the acquisition terms for the Company to purchase 100% of the outstanding shares of Renergen in exchange for shares of the Company. The completion of the acquisition is subject to Renergen shareholder approval, which was obtained on July 10, 2025.

In addition, the Company entered into a Loan Agreement with Renergen in which a total of $30,000,000 will be provided by the Company in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Loan Agreement, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the loan. The remaining $20,000,000 available under the Loan Agreement was paid by the Company to Renergen in June 2025. The Loan Agreement matures and repayment is due on September 30, 2025 and bears interest at the South African Prime Rate which is currently 10.75%.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On July 25, 2025, Plaintiffs filed an opposition to Defendants’ motion to dismiss. Also on July 25, 2025, Defendants filed an opposition to Plaintiffs’ motion for class certification. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

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

Lease liability

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

A lease for laboratory space in Pretoria, South Africa commenced in November 2023 with the initial term set to expire in October 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 13.16% based on the remaining lease term of the applicable lease. Consequently, a ROU lease asset of $70,607 with a corresponding lease liability of $70,607 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease. Additionally, a lease for office space in Pretoria, South Africa commenced in June 2025 with the initial term set to expire in May 2028. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease. The Company’s incremental borrowing rate for this lease is 10.79% based on the lease term of the applicable lease. Consequently, a ROU lease asset of $70,607 with a corresponding lease liability of $101,929 based on the present value of the minimum rental payments of such lease was recorded at the inception of the lease

A lease for office and production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term set to expire in March 2026. The Company has applied the guidance in ASC 842 and has determined that it should be classified as an operating lease effective on the date of ASP Isotopes' acquisition of 51% of PET Labs. The Company’s incremental borrowing rate is approximately 12.875% based on the expected remaining lease term of the applicable lease. Consequently, a ROU lease asset of $592,304 which reflects an $84,858 unfavorable adjustment based on the fair value of the lease terms and a corresponding lease liability of $677,163 based on the present value of the minimum rental payments of such lease was recorded at the date of ASP Isotopes acquisition of 51% of PET Labs. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of the facility under this lease agreement.

A summary of long-term leases in the condensed consolidated balance sheet as of June 30, 2025 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Office and laboratory, Pretoria, South Africa	$533,972	$74,397	$550,479	$624,876
Additional production, Pretoria, South Africa	131,857	131,857	—	131,857
Laboratory, Pretoria, South Africa	36,228	27,879	10,381	38,260
Office, Pretoria, South Africa	99,457	24,287	78,559	102,846
Office and production, Pretoria, South Africa	215,046	242,453	—	242,453
Total	$1,016,560	$500,873	$639,419	$1,140,292

A summary of long-term leases in the condensed consolidated balance sheet as of December 31, 2024 is as follows:

	ROU Asset	Operating Lease Liability - Current	Operating Lease Liability – Non-Current	Total Operating Lease Liability
Office and laboratory, Pretoria, South Africa	$538,942	$63,703	$554,332	$618,035
Additional production, Pretoria, South Africa	211,829	179,948	31,881	211,829
Laboratory, Pretoria, South Africa	45,433	23,653	23,674	47,327
Office and production, Pretoria, South Africa	325,930	290,372	78,592	368,964
Total	$1,122,134	$557,676	$688,479	$1,246,155

A lease for additional production space in Pretoria, South Africa commenced prior to October 31, 2023 with the initial term expiring in March 2024 and the Company is maintaining the lease under the agreed upon monthly extensions. The Company has applied the guidance in ASC 842 and has determined that this lease is a short-term lease effective on the date of ASP Isotopes acquisition of 51% of PET Labs and expensed the monthly payments for the six months ended June 30, 2025 and 2024.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Cost
Operating lease cost	$185,006	$167,692	$353,464	$316,592
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$178,004	$162,037	$343,108	$305,375
Operating lease liabilities arising from obtaining right-of- use assets	$101,929	$—	$101,929	$364,458
Weighted average remaining lease term (years)	3.56	3.80	3.56	3.80
Weighted average discount rate	9.49%	10.12%	9.49%	10.12%

Future lease payments under noncancelable operating lease liabilities as of June 30, 2025 are as follows:

Operating Leases
Future Lease Payments
2025 (remaining six months)	$361,681
2026	312,189
2027	178,256
2028	161,993
2029	153,042
Thereafter	164,521
Total lease payments	$1,331,682
Less: imputed interest	(191,390)
Total operating lease liabilities	$1,140,292
Less current portion	$(500,873)
Operating lease liability - noncurrent	$639,419

The Company records the expense from short-term leases as incurred. Lease expense from short-term leases was $64,418 and $43,205 for the six months ended June 30, 2025 and 2024, respectively, and $32,209 and $15,762 for the three months ended June 30, 2025 and 2024, respectively.

The Company accounts for finance leases in accordance with ASC 842 (Note 2). The Company is party to several ongoing finance leases in South Africa for certain fixed assets, including new finance leases for additional equipment in May and October 2024.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance Lease Cost
Interest on lease liabilities	$23,016	$16,893	$45,263	$23,933
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$31,920	$24,468	$61,831	$38,846
Amortization of right-of-use assets	$12,695	$9,871	$53,244	$19,312
Weighted average remaining lease term (years)	4.0	4.4	4.0	4.4
Weighted average discount rate	13.1%	12.9%	13.1%	12.9%

Future lease payments under noncancelable finance lease liabilities are as follows as of June 30, 2025:

Finance Leases
Future Lease Payments
2025 (remaining six months)	$111,463
2026	224,690
2027	219,626
2028	180,850
2029	70,284
Thereafter	68,901
Total lease payments	$875,814
Less: imputed interest	(211,260)
Total lease liabilities	$664,554
Less current portion	$(145,976)
Finance lease liability - noncurrent	$518,578

Lease receivable

The Company classifies certain of its leases as sales-type leases and records the leases within “Lease receivables” on the Company’s condensed consolidated balance sheets and records interest income in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company does not have significant variable lease payments or residual value guarantees associated with these leases. Credit risk is monitored regularly, and no allowance for credit losses was recorded as of the reporting date.

In March 2025, the Company purchased a GE NM 830 Gamma Camera, a nuclear medicine machine that enables earlier disease diagnosis, patient comfort, and enhanced operational efficiency. On April 1, 2025 the Company entered into an Equipment Lease Agreement (the “Lease”) with Drs. Van Niekerk, Ramjee, Modiselle, Lengana and Louw Incorporated (“CoMIT”) for the use of certain Equipment. The term is for 120 months beginning April 1, 2025.

The Company’s net investment in sales-type leases were comprised of the following:

June 30, 2025
Total undiscounted cash flows	$999,179
Present value discount	(606,592)
Net investment in sales-type leases	$392,587

Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, as of June 30, 2025 are as follows:

Sales-type Leases
Future Lease Payments
2025 (remaining six months)	$26,294
2026	105,177
2027	105,177
2028	105,177
2029	105,177
Thereafter	552,177
Total undiscounted cash flows	$999,179

Interest income recognized from sales-type leases during the three and six months ended June 30, 2025 was $22,064.

10. License Agreements

Klydon Proprietary Ltd (“Klydon”)

In July 2022, ASP UK entered into a license agreement with Klydon, as licensor, pursuant to which ASP Isotopes UK Ltd acquired from Klydon an exclusive license to use, develop, modify, improve, subcontract and sublicense certain intellectual property rights relating to the ASP technology for the production, distribution, marketing and sale of all isotopes produced using the ASP technology (the “Klydon license agreement”). The Klydon license agreement is royalty-free, has a term of 999 years and is worldwide for the development of the ASP technology and the distribution, marketing and sale of isotopes. Future production of isotopes is limited to member countries of the Nuclear Suppliers Group. In connection with the Klydon license agreement, the Company agreed to make an upfront payment of $100,000 (to be included within the payments the Company makes under the Turnkey Contract) and deferred payments of $300,000 over 24 months, which was expensed to research and development expense.

TerraPower, LLC

TerraPower Agreement

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

For the three and six months ended June 30, 2025, no collaboration revenue was recognized in the condensed consolidated statements of operations and comprehensive loss.

TerraPower Loan Agreement and HALEU Supply Agreements

In May 2025, the Company entered into a Loan Agreement with TerraPower, which provides conditional commitments from TerraPower to the Company through one of its wholly-owned U.S.-based subsidiaries (“Borrower”) for a multiple advance term loan totaling $22,000,000 for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the Company will receive aggregate loan disbursements of $20,000,000. The Loan Agreement matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement received by the Company and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027. The Company does not plan to request a drawdown on this loan until early 2026 when construction of the uranium enrichment facility is expected to begin.

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

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front. In January 2025 and 2024, the Company made a partial payment of $750,000 and $264,750, respectively. The balance as of June 30, 2025 and December 31, 2024 was $485,250 and $1,235,250, respectively, and is expected to be paid in the second half of 2025. It is recorded in other current liabilities on the condensed consolidated balance sheet.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of June 30, 2025.

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

The changes to the carrying value of goodwill is as follows:

Balance as of December 31, 2023	$3,267,103
Translation adjustment	(99,002)
Balance as of December 31, 2024	$3,168,101
Translation adjustment	194,549
Balance as of June 30, 2025	$3,362,650

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

12. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of June 30, 2025 and December 31, 2024.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 83,905,417 and 72,068,059 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through June 30, 2025.

In June 2025, the Company issued 7,518,797 shares of common stock at $6.65 per share resulting in net proceeds of approximately $46.8 million after deducting underwriting discounts, commissions and offering expenses.

In July 2025, the Company issued 7,500,000 shares of common stock at a public offering price of $8.00 per share resulting in net proceeds of approximately $56.4 million after deducting underwriting discounts, commissions and offering expenses.

The following shares were issued to consultants and vendors for the three months ended June 30, 2025:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2025	50,000	$247,000	April 2025	$326,500	$79,500
Issuance of common stock to consultant	April 2025	50,000	326,500	April 2025	326,500	—
Issuance of restricted common stock to consultants	April 2025	180,000	1,175,400	April 2025	1,175,400	—
		280,000	$1,748,900		$1,828,400	$79,500

The following shares were issued to consultants and vendors for the three months ended June 30, 2024:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2024	100,000	$195,000	September 2024	$219,500	$(24,500)
Settlement of liability with consultants	April 2024	60,000	240,600	June 2024	183,600	$57,000
Issuance of common stock to consultant	June 2024	60,000	183,600	June 2024	183,600	$—
		220,000	$619,200		$586,700	$32,500

During the three months ended June 30, 2025 and 2024, the Company issued shares of common stock to consultants and vendors to settle share liabilities. The fair value of these shares is recorded to share liability in the consolidated balance sheet and the change in fair value upon settlement of the share liability is recorded to change in fair value of share liability in the consolidated statements of operations and comprehensive loss.

Activity of the share liabilities for the six months ended June 30, 2025 is as follows:

	Share Liability as of December 31, 2024	New Share Liabilities in 2025	Mark to Market Adjustments in 2025	Liabilities Settled in 2025	Share Liabilities as of June 30, 2025
Share liabilities	$—	$346,997	$129,269	$(326,500)	$149,766

Activity of the share liabilities for the six months ended June 30, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of June 30, 2024
Share liabilities	$—	$435,600	$54,000	$(183,600)	$306,000

Common Stock Warrants

In May 2025, a warrant to purchase 1,294,778 shares of common stock was exercised and the Company received gross proceeds of $4,915,312. As of June 30, 2025 and December 31, 2024, there were warrants to purchase shares of common stock outstanding of 221,519 and 1,516,297 shares, respectively.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2025, the Company added 3,603,403 shares to the 2022 Plan. As of June 30, 2025, 1,335,155 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of June 30, 2025, 1,545,000 shares remain available for future grant under the 2024 Plan.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930
Granted	—	$—
Forfeited	(300,000)	$2.00
Outstanding as of June 30, 2025	2,431,000	$1.89	6.9	$13,292,660
Exercisable as of June 30, 2025	2,429,519	$1.89	6.9	$13,284,722
Vested or expected to vest as of June 30, 2025	2,431,000	$1.89	6.9	$13,292,660

No options were granted for the six months ended June 30, 2025.

The Company recorded stock-based compensation expense from options of $136,146 and $194,845 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense from options of $316,752 and $391,032 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $1,700 of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of less than one year.

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

The Company recorded stock-based compensation expense from stock awards totaling $4,293,531 and $2,323,171 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense from stock awards totaling $6,002,626 and $3,840,639 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there is $21,140,085 of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over the next year.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,814,703	$3.24
Granted	2,923,783	$6.55
Vested	(984,330)	$4.73
Unvested as of June 30, 2025	4,754,156	$4.97

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$4,379,090	$2,436,295	$6,198,189	$4,066,886
Research and development	50,587	81,721	121,189	164,784
Total	$4,429,677	$2,518,016	$6,319,378	$4,231,670

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on warrant to purchase common stock	$(75,062,857)	$(8,932,925)	$(83,509,054)	$(15,881,010)
Deemed dividend on warrant to purchase common stock	—	(2,779,659)	—	(2,779,659)
Net loss attributable to ASP Isotopes Inc. shareholders	(75,062,857)	(11,712,584)	(83,509,054)	(18,660,669)
Denominator:
Weighted average common stock outstanding, basic and diluted	73,009,938	49,136,009	71,256,809	46,848,926
Net loss per share, basic and diluted	(1.03)	(0.24)	(1.17)	(0.40)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2025	2024
Options to purchase common stock	2,431,000	2,731,000
Restricted stock	4,754,156	2,550,000
Warrants to purchase common stock	221,519	1,446,519
Total shares of common stock equivalents	7,406,675	6,727,519

15. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was -0.1%. The effective tax rate for the tthree months ended June 30, 2025 and 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 0.0% and 0.2%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of June 30, 2025 and December 31, 2024, there were no uncertain tax positions.

As of June 30, 2025, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

16. Subsequent Events

The Company has evaluated subsequent events through August 14, 2025, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as described below.

Investment in IsoBio, Inc.

On July 28, 2025, the Company purchased 2,000,000 shares of IsoBio, Inc. (“IsoBio”) Series Seed-1 Preferred Stock at $2.50 per share for a total aggregate purchase price of $5,000,000. IsoBio is a U.S.-based radiotherapeutic development company focused on developing a broad pipeline of mAb-based radioisotope therapeutics targeting both derisked and novel tumor antigens for patients in need of new cancer therapies.

As the owner of the Series Seed-1 Preferred Stock, the Company has the right to designate one board member. An officer and director of the Company was designated to fill that board seat. In addition, another board member of the Company is a board member and executive officer of IsoBio.

Issuance of Common Stock

On July 25, 2025, the Company issued 7,500,000 shares of its common stock at a price of $8.00 per share in a registered direct offering. Gross proceeds from the offering totaled $60,000,000, and net proceeds were approximately $56.4 million, after deducting underwriting discounts and commissions and offering expenses.

Income Taxes

On July 4, 2025, subsequent to the end of the Company’s second quarter, the “One Big Beautiful Bill Act” ("OBBBA") was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions.

Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBBA in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBBA on its financial statements.

2025 Inducement Equity Incentive Plan

On July 16, 2025, upon recommendation of the Compensation Committee of the Company’s Board, the Board approved and adopted the Company’s 2025 Inducement Equity Incentive Plan (the “Inducement Equity Plan”), and subject to the adjustment provisions of the Inducement Equity Plan, reserved 2,000,000 shares of Common Stock for issuance of equity awards under the Inducement Equity Plan. The Company expects to issue awards under the Inducement Equity Plan to new hires from Renergen, assuming the Company completes the acquisition.

The Inducement Equity Plan was approved and adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Inducement Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (consisting of performance shares or performance units) and other cash-based or stock-based awards (each, an “Inducement Award”). In addition, the Board also approved and adopted forms of Notice of Grant of Restricted Stock and Restricted Stock Agreement, and Notice of Grant of Stock Option and Stock Option Agreement for use with the Inducement Equity Plan. The terms and conditions of the Inducement Equity Plan are intended to comply with the Nasdaq inducement award rules.

In accordance with Nasdaq Listing Rule 5635(c)(4), the only persons eligible to receive grants of Inducement Awards are individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We have completed the commissioning phase and are commencing commercial production at our C-14 and Si-28 enrichment facilities in Pretoria, South Africa. We have also completed the commissioning phase and are commencing production of commercial samples of highly enriched Yb-176 at the Yb-176 enrichment facility in Pretoria, South Africa. Our C-14 and Si-28 enrichment facilities utilize the ASP technology and our Yb-176 enrichment facility utilizes QE technology. We expect our first three enrichment facilities to generate commercial product during 2025. In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology.

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

Our Subsidiaries and Segments

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

In June 2025, we issued 7,518,797 shares of common stock at $6.65 per share in a registered direct offering resulting in net proceeds of approximately $46.8 million after deducting underwriting discounts, commissions and offering expenses.

In July 2025, we issued 7,500,000 shares of common stock at $8.00 per share in a registered direct offering resulting in net proceeds of approximately $56.4 million after deducting underwriting discounts, commissions and offering expenses.

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

For the six months ended June 30, 2025, no collaboration revenue has been recognized in the consolidated statements of operations and comprehensive loss.

In May 2025, we entered into a Loan Agreement with TerraPower, which provides conditional commitments from TerraPower to us through one of our wholly-owned U.S.-based subsidiaries (“Borrower”) for a multiple advance term loan totaling $22,000,000 for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), we will receive aggregate loan disbursements of $20,000,000. The Loan Agreement matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement we receive and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027. The Company does not plan to request drawdown on this loan until early 2026 when construction of the uranium enrichment facility is expected to begin.

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

Renergen Acquisition and Financing

On May 20, 2025, we entered into agreement (the “Firm Intention Agreement”) with Renergen Limited, a public company incorporated under the laws of the Republic of South Africa focused on production of liquefied helium (LHe) and liquefied natural gas (LNG) (“Renergen”), pursuant to which, subject to the terms and conditions thereof, the Company will make an offer to acquire all of the issued ordinary shares of Renergen (“Renergen Ordinary Shares”), in exchange for shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), as described below (the “Offer”). The Company intends to implement the Offer through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008 (the “Companies Act”). As a result of the implementation of the Scheme, Renergen will become a wholly owned subsidiary of the Company. If the Scheme lapses or fails, solely due to one or more Scheme conditions not being fulfilled or, where applicable, not being waived, the Company, as part of the same Offer, will make an offer to acquire up to 100% of the Renergen Ordinary Shares from Renergen shareholders by way of general standby offer, which will not be subject to any condition as to acceptances (the “Standby Offer”).

The implementation of the Scheme will result in the delisting of the Renergen Ordinary Shares from the Johannesburg Stock Exchange (the “JSE”), the Australian Securities Exchange and A2X. The Company Common Stock will continue to be listed on The Nasdaq Capital Market and will additionally be listed on the JSE by way of a secondary inward listing (the “Company Secondary Listing”).

Offer Consideration. On the implementation date of the Scheme (the “closing date of the acquisition”), the holders of record of Renergen Ordinary Shares, who are registered as such in Renergen’s securities register as of the applicable record date for purposes of the listing requirements of the JSE (the “Scheme Record Date”), will exchange 100% of the issued Renergen Ordinary Shares as of the Scheme Record Date, excluding treasury shares, in exchange for consideration consisting of 0.09196 shares of Company Common Stock for each Renergen Ordinary Share (the “Scheme Consideration” and the shares of Company Common Stock to be issued as the Scheme Consideration or in the Standby Offer, the “Consideration Shares”). Any entitlements to fractions of shares of Company Common Stock that otherwise would be issuable pursuant to the Scheme will be rounded down to the nearest whole number of shares and a cash payment will be made for any fractional shares resulting from such rounding. In no event will the Company issues more than14,270,000 Consideration Shares.

The implementation of the Scheme and the issuance of the Consideration Shares is expected to result in current securityholders of Renergen and current securityholders of the Company owning approximately 16% and 84%, respectively, of the outstanding shares of Company Common Stock immediately following the closing date of the acquisition.

Governance. The Firm Intention Agreement provides that, in the event that either the Scheme or the Stand-by Offer results in the Company acquiring at least 51% of the issued Renergen Ordinary Shares, after such event, Renergen will become an operating subsidiary of the Company and will continue to be led by Stefano Marani, the current Chief Executive Officer of Renergen, who will join the board of directors of the Company and become the Chief Executive Officer of the Electronics and Space Division of ASP Isotopes. Nick Mitchell, the Chief Operating Officer of Renergen, will become Co-Chief Operating Officer of ASP Isotopes.

Conditions to Closing. The Offer (including the Scheme and the Standby Offer) will be subject to the fulfilment or, where permissible, waiver of the following Offer conditions that, by no later than September 30, 2025: (i) the written consent for the transfer of the Renergen Ordinary Shares in terms of the Offer is obtained from the Industrial Development Corporation of South Africa and the United States International Development Finance Corporation (“Renergen Lenders”) in terms of the change of control provisions under their respective loan and/or funding arrangements with Renergen and subsidiaries of Renergen and that the Renergen Lenders agree not to proceed in foreclosing on outstanding debt due by those subsidiaries, as a result of any breach of covenants, event of default or otherwise, prior to July 31, 2027; (ii) the written consent for the transfer of the Renergen Ordinary Shares in terms of the Offer is obtained from The Standard Bank of South Africa (“SBSA”) in terms of the change of control provisions under its respective loan(s) and/or funding arrangement(s) with Renergen and SBSA agrees to extend the repayment date for the loan(s) and/or funding arrangement(s) to at least March 31, 2026; (iii) AIRSOL SRL agrees to extend the maturity date for the convertible debentures that it holds in Renergen, to at least March 31, 2026; (iv) receipt of required regulatory approvals required to implement the Offer are obtained (except for the requirement that Takeover Panel issue a compliance certificate to Renergen in terms of section 121(b) of the Companies Act); (v) receipt of all regulatory approvals required for the Company Secondary Listing; (vi) approval of applicable competition authorities to implement the Offer; (vii) approval by Renergen’s shareholders of the Shareholder Ratification resolution and the Scheme resolution to be descried in the combined circular to be distributed to Renergen’s shareholders (the “Renergen shareholder Approval”); and (viii) absence of a material adverse change with respect to Renergen. The Renergen shareholder Approval was obtained at a general meeting of shareholders of Renergen held on July 10, 2025.

Exclusivity Agreement and Bridge Loan. On March 31, 2025, the Company and Renergen entered into an exclusivity agreement (as subsequently amended, the “Exclusivity Agreement”), pursuant to which the parties agreed to discuss and negotiate the proposed transaction on an exclusive basis for a limited period ending on May 31, 2025. Renergen received a refundable exclusivity payment of the ZAR equivalent amount of $10 million, which amount has since been converted into and credited as an advance under a $30 million bridge loan agreement, dated May 19, 2025, by and among the Company, ASP Isotopes South Africa Proprietary Limited, as lender, and Renergen, as borrower (the “Bridge Loan Agreement”). Under the Bridge Loan Agreement, the Company agreed to advance two tranches of loan amounts of the ZAR equivalent amount of $10 million, each of which was advanced to Renergen in the second quarter of 2025, such that the total advanced amounts advanced to Renergen as of June 30, 2025 is the ZAR equivalent of $30 million, to enable Renergen to meet key lender payment deadlines and avoid a default by Renergen under its existing loan/funding arrangements.

Other Commercial Agreements

Below is a summary of the key terms of our other commercial agreements.

Lease for Processing Plant. On October 12, 2021, ASP South Africa entered into an agreement of lease with the landlord of the facility located at 33 Eland Street, Koedoespoort Industrial, Pretoria where we operate our multi-isotope processing plant where gaseous compounds will be treated (which process comprises several stages of compression and expansion during which the product is purified). The term of the lease ends on December 31, 2030.

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

Lease for additional office space. On June 1, 2025, ASP South Africa entered into an agreement of lease with the landlord of facility located in Pretoria for additional office space. The term of the lease ends on May 31, 2028.

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended June 30, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,198,345	$1,022,299	$(8,195,975)	$(6,219,317)
Nuclear fuels	—	—	(66,711,648)	(2,852,272)
Corporate	—	—	(249,536)	190,147
	$1,198,345	$1,022,299	$(75,157,159)	$(8,881,442)

Select information from the consolidated statements of operations and comprehensive loss as of the six months ended June 30, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$2,299,950	$1,862,653	$(14,585,508)	$(10,862,811)
Nuclear fuels	—	—	(68,805,297)	(4,931,279)
Corporate	—	—	(227,786)	(52,196)
	$2,299,950	$1,862,653	$(83,618,591)	$(15,846,286)

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Revenue	$1,198,345	$1,022,299	$176,046
Cost of goods sold	626,247	601,275	24,972
Gross profit	572,098	421,024	151,074
Operating expenses:
Research and development	879,925	473,302	406,623
Selling, general and administrative	11,660,759	7,405,178	4,255,581
Total operating expenses	12,540,684	7,878,480	4,662,204
Other (expense) income:
Foreign exchange transaction loss	(37,047)	26,147	(63,194)
Change in fair value of share liability	(141,769)	164,000	(305,769)
Change in fair value of convertible notes payable	(63,757,723)	(1,574,816)	(62,182,907)
Interest income	925,007	43,530	881,477
Interest expense	(81,803)	(69,078)	(12,725)
Total other (expense) income	(63,093,335)	(1,410,217)	(61,683,118)
Loss before income tax expense	$(75,061,921)	$(8,867,673)	$(66,194,248)

Revenue and Cost of Goods Sold

We have recognized revenue of PET Labs from the sale of nuclear medical doses for PET scanning for the three months ended June 30, 2025 and 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Personnel-related costs	$148,353	$149,020	$(667)
Consulting and professional	57,962	174,490	(116,528)
Facility and depreciation expenses	544,413	88,344	456,069
Other expenses	129,197	61,448	67,749
Total research and development expenses	$879,925	$473,302	$406,623

Research and development expenses were $879,925 for the three months ended June 30, 2025, compared to $473,302 for the three months ended June 30, 2024. The overall increase of $406,623 was primarily due to the following:

•
an increase in facility and depreciation expenses of $456,069 due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in other expenses of $67,749 primarily related to other general research and development expenses.

This increase is partially offset by a decrease in consulting and professional fees of $116,528 due to increased outsourced development activity for new specialty isotopes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,660,759 for the three months ended June 30, 2025, compared to $7,405,178 for the three months ended June 30, 2024. The overall increase of $4,255,581 was primarily due to the following:

•
an increase in personnel-related costs of $3,131,829 primarily due to the increase in headcount and salaries; and
•
an increase in professional fees of $1,306,636 primarily due to corporate development activity and consulting costs related to new general ledger system.

Other (Expense) Income

Other expense for the three months ended June 30, 2025 was $63,093,335, which includes an expense of $63,757,723 due to change in fair value of the convertible notes payable issued in March and June 2024, a change in fair value of share liability of $141,769 related to the share issued to consultants, interest expense of $81,803 and a foreign exchange transaction expense of $37,047, partially offset by interest income of $925,007.

Other expense for the three months ended June 30, 2024 was $1,410,217, which includes a $1,574,816 change in fair value of the convertible notes payable issued in March and June 2024, interest expense of $69,078, partially offset by a $164,000 change in the fair value of the share liability related to the shares issuable to a consultant, foreign exchange transaction gain of $26,147 and interest income of $43,530.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Revenue	$2,299,950	$1,862,653	$437,297
Cost of goods sold	1,401,012	1,162,759	238,253
Gross profit	898,938	699,894	199,044
Operating expenses:
Research and development	2,409,720	688,436	1,721,284
Selling, general and administrative	18,410,140	13,283,724	5,126,416
Total operating expenses	20,819,860	13,972,160	6,847,700
Other (expense) income:
Foreign exchange transaction loss	(98,517)	1,804	(100,321)
Change in fair value of share liability	(129,269)	(54,000)	(75,269)
Change in fair value of convertible notes payable	(64,715,131)	(2,528,526)	(62,186,605)
Interest income	1,438,720	55,718	1,383,002
Interest expense	(168,954)	(82,866)	(86,088)
Total other (expense) income	(63,673,151)	(2,607,870)	(61,065,281)
Loss before income tax expense	$(83,594,073)	$(15,880,136)	$(67,713,937)

Revenue and Cost of Goods Sold

We have recognized revenue of PET Labs from the sale of nuclear medical doses for PET scanning for the six months ended June 30, 2025 and 2024. In addition, we have recognized the related cost of goods sold, operating expenses and other income and expenses of PET Labs for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Personnel-related costs	$666,859	$304,625	$362,234
Consulting and professional	57,962	174,490	(116,528)
Facility and depreciation expenses	1,214,547	159,626	1,054,921
Other expenses	470,352	49,695	420,657
Total research and development expenses	$2,409,720	$688,436	$1,721,284

Research and development expenses were $2,409,720 for the six months ended June 30, 2025, compared to $688,436 for the six months ended June 30, 2024. The overall increase of $1,721,284 was primarily due to the following:

•
an increase in personnel-related costs of $362,234 primarily due to the increase in headcount, salaries and related costs;
•
an increase in facility and depreciation expenses of $1,054,921 due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in other expenses of $420,657 primarily related to other general research and development expenses.

This increase is partially offset by a decrease in consulting and professional fees of $116,528 due to decreases in outsourced development activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18,410,140 for the six months ended June 30, 2025, compared to $13,283,724 for the six months ended June 30, 2024. The overall increase of $5,126,416 was primarily due to the following:

•
an increase in personnel-related costs of $4,053,766 primarily due to the increase in headcount, salaries and related costs; and
•
an increase in professional fees of $1,288,728 primarily due to corporate development activity and consulting costs related to new general ledger system.

Other (Expense) Income

Other expense for the six months ended June 30, 2025 was $63,673,151, which includes an expense of $64,715,131 due to change in fair value of the convertible notes payable issued in March and June 2024, a change in fair value of share liability related to the shares issuable to consultants of $129,269, interest expense of $168,954 and a foreign exchange transaction loss of $98,517, partially offset by interest income of $1,438,720.

Other expense for the six months ended June 30, 2024 was $2,607,870, which includes a $54,000 change in the fair value of the share liability related to the shares issuable to a consultant, a $2,528,526 change in fair value of the convertible notes payable issued in March and June 2024 and interest expense of $82,866, partially offset by interest income of $55,718.

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

As of June 30, 2025, we had cash and cash equivalents of $67.7 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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
•
the costs to spinoff QLE and subsequent arrangement for distributing proceeds; and
•
costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(11,071,311)	$(8,095,256)
Investing activities	(34,107,564)	(3,867,903)
Financing activities	50,780,627	32,414,967
Change in cash and cash equivalents	$5,601,752	$20,451,808

Operating Activities

Net cash used in operating activities was $11,071,311 for the six months ended June 30, 2025 and was primarily due to our net loss of $83.6 million, adjusted for stock-based compensation expense of $6,319,378, amortization of right-of-use asset of $267,952, depreciation expense of $678,959, issuance of common stock to a consultant with a fair value of $673,497, change in fair values for the convertible notes payable of $64,715,131 and a $148,671 change in our operating assets and liabilities.

Net cash used in operating activities was $8,095,256 for the six months ended June 30, 2024, and was primarily due to our net loss of $15.8 million, adjusted for stock-based compensation expense of $4,231,670, non-cash issuance costs for the convertible notes payable of $621,915, amortization of right-of-use asset of $217,997, issuance of common stock to a consultant with a fair value of $619,200, change in fair values for the convertible notes payable of $2,528,526, change in deferred tax liabilities of $39,068, and a $734,590 change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $34,107,564 for the six months ended June 30, 2025 and was comprised of cash paid for a note receivable of $30.0 million and the purchases of machinery and equipment, vehicles and construction in progress of $4,520,048.

Net cash used in investing activities was $3,867,903 for the six months ended June 30, 2024 and was comprised of the purchases of machinery and equipment and additional construction in progress.

Financing Activities

Net cash provided by financing activities was $50,780,627 for the six months ended June 30, 2025 and was comprised primarily of $50,000,000 in gross proceeds from the issuance of common stock and $4,915,312 in proceeds from the exercise of warrants, partially offset by underwriting discounts, commissions and offering expenses from the issuance of common stock of $3,238,630, payments of $409,696 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $61,831 and distribution to noncontrolling interest in VIE of $79,310.

Net cash provided by financing activities was $32,414,967 for the six months ended June 30, 2024, and was comprised primarily of gross proceeds of $25,936,228 from the issuance of convertible notes payable, proceeds of $5,537,975 million from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $807,975, proceeds from collection of receivable from noncontrolling interest in VIE of $705,403, partially offset by payments of $438,569 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $61,929 and distribution to noncontrolling interest in VIE of $27,116.

Contractual Obligations and Commitments

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $9,000 with a term expiring on December 31, 2030. We also lease additional space on a short term basis in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $18,000 with a term expiring on February 28, 2026 and the Company is continuing to occupy that space under the monthly extensions. We also lease additional space in Pretoria, South Africa under leases with a base monthly rent payment of approximately $2,000 with a term expiring on October 30, 2026 and a base monthly rent payment of approximately $3,000 with a term expiring on May 31, 2028.

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

In November 2024 and 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923 and $526,282, respectively. During 2024, the Company entered into several loans to purchase motor vehicles and certain equipment totaling $2,020,511. For the six months ended June 30, 2025, the Company entered into loans to purchase motor vehicles and certain equipment totaling $47,045. These loans are secured by the underlying assets included in property and equipment. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1, for information regarding interest rates and maturities.

On March 31, 2025, after the annual report on Form 10-K was filed, we entered into an Exclusivity Agreement with Renergen Limited (“Renergen”), an entity in South Africa listed on the Johannesburg Stock Exchange (“JSE”) and the Australian Stock Exchange. On May 18, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, we received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ends on May 31, 2025. In April 2025, we paid an exclusivity fee of $10,000,000 to Renergen. On May 19, 2025 we entered into a Firm Intention Letter with Renergen. The Firm Intention Letter sets the acquisition terms for us to purchase 100% of the outstanding shares of Renergen in exchange for our shares. The acquisition has been approved by Renergen shareholders. The completion of the acquisition is subject to certain regulatory and debtor approvals.

In addition, we entered into a Loan Agreement with Renergen in which a total of $30,000,000 will be provided by us in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Loan Agreement, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the loan. The remaining $20,000,000 available under the loan was paid by us to Renergen prior to June 30, 2025.

In addition, we entered into contracts in the normal course of business with vendors for services and products for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination after a notice period and, therefore, are not considered long-term contractual obligations. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025. In order to remediate the material weakness, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience.

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

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025 the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025 the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On July 25, 2025, Plaintiffs filed an opposition to Defendants’ motion to dismiss. Also on July 25, 2025, Defendants filed an opposition to Plaintiffs’ motion for class certification. Defendants intend to vigorously defend against the Securities Class Action; however, we cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part II, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 and as amended by Forms 10-K/A filed with the SEC on April 30, 2025 and other reports that we filed with the SEC. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended) and those additional risks listed below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Except as set forth below, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended).

Risks Relating to the Acquisition of Renergen

The number of shares of ASPI common stock that Renergen shareholders will receive in the Offer is based on a fixed Entitlement Ratio. The market value of the ASPI common stock to be issued upon completion of the transaction is unknown, and therefore, Renergen shareholders cannot be certain of the value of the acquisition consideration to be paid in ASPI common stock.

Renergen shareholders will receive a fixed number of ASPI common stock in the transaction rather than a number of shares with a particular fixed market value. The market values of ASPI common stock and Renergen shares have fluctuated since the date of the announcement of the transaction and will continue to fluctuate to the closing date of the acquisition. The market values of ASPI common stock and Renergen shares at the time of the closing of the transactions may vary significantly from their prices on the date of the ASPI Offer Letter, the date of the announcement of the transaction or the closing date of the acquisition. Because the Entitlement Ratio will not be adjusted to reflect any changes in the market prices of ASPI common stock or Renergen shares, the market value of the ASPI common stock issued as the Scheme Consideration Shares and Renergen shares exchanged in the transaction may be higher or lower than the values of such shares on earlier dates. The Scheme Consideration to be received by Renergen shareholders will be solely ASPI common stock, except that any entitlements to fractions of shares of ASPI common stock that otherwise would be issuable pursuant to the Scheme will be rounded down to the nearest whole number of shares and a cash payment will be made for any fractional shares resulting from such rounding. Although the consideration to be received by Renergen shareholders is set, the market value of the Scheme Consideration to be received by Renergen shareholders that is comprised of ASPI common stock will fluctuate. On May 19, 2025, the last trading day prior to the announcement of the transaction, the market value of the Scheme Consideration was approximately $107.3 million based on the closing price of ASPI common stock on May 19, 2025. As of July 31, 2025, the market value of the Scheme Consideration was approximately $129.4 million based on the closing price of ASPI common stock on July 31, 2025.

Changes in the market prices of ASPI common stock and Renergen shares may result from a variety of factors that are beyond the control of ASP Isotopes or Renergen, including changes in their businesses, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments.

The parties may not realize the anticipated benefits and cost savings of the transaction.

While ASPI and Renergen will continue to operate independently until the completion of the transaction, the success of the transaction will depend, in part, on ASPI’s and Renergen’s ability to realize the anticipated benefits and cost savings from combining ASPI’s and Renergen’s businesses. The parties’ ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

•
the parties’ ability to successfully combine their respective businesses;
•
the risk that the combined businesses will not perform as expected;

•
the extent to which the parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of ASPI’s and Renergen’s businesses;
•
the possibility that the aggregate consideration being paid for Renergen is greater than the value ASPI will derive from the transaction;
•
the possibility that the combined company will not achieve unlevered free cash flow that the parties expect;
•
the incurrence of additional indebtedness in connection with the transaction and the resulting limitations placed on the combined company’s operations;
•
the assumption of known and unknown liabilities of Renergen, including potential tax and employee-related liabilities; and;
•
the possibility of costly litigation challenging the transaction.

If ASPI and Renergen are not able to successfully integrate their businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the transaction may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.

Integrating ASPI’s and Renergen’s businesses may be more difficult, time-consuming or costly than expected.

ASPI and Renergen have operated and, until completion of the transaction, will continue to operate independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of ASPI and Renergen in order to realize the anticipated benefits of the transaction so the combined business performs as expected include, among others:

•
combining the companies’ separate operational, financial, reporting and corporate functions;
•
integrating the companies’ technologies, products and services;
•
identifying and eliminating redundant and underperforming operations and assets;
•
harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•
addressing possible differences in corporate cultures and management philosophies;
•
maintaining employee morale and retaining key management and other employees;
•
attracting and recruiting prospective employees;
•
consolidating the companies’ corporate, administrative and information technology infrastructure;
•
coordinating sales, distribution and marketing efforts;
•
managing the movement of certain businesses and positions to different locations;
•
maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
•
coordinating geographically dispersed organizations; and
•
effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the transaction and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and, consequently, the business of the combined company.

Failure to complete the transaction could negatively impact the price of ASPI common stock, Renergen shares and the future business and financial results of ASPI and Renergen.

The parties’ respective obligations to complete the transaction are subject to the satisfaction or waiver of a number of conditions set forth in the Circular. There can be no assurance that the conditions to completion of the transaction will be satisfied or waived or that the transaction will be completed. If the transaction is not completed for any reason, the ongoing businesses of ASPI and Renergen may be materially and adversely affected and, without realizing any of the benefits of having completed the transaction, ASPI and Renergen would be subject to a number of risks, including the following:

•
ASPI and Renergen may experience negative reactions from the financial markets, including negative impacts on trading prices of ASPI common stock and Renergen shares and from their respective customers, vendors, regulators and employees;
•
ASPI may not be able to recover amounts advanced to Renergen under the Loan Agreement ($30 million);
•
ASPI and Renergen will be required to pay certain expenses incurred in connection with the transactions, whether or not the transactions are completed;
•
the ASPI Offer Letter places certain restrictions on the operation of each of ASPI’s and Renergen’s respective businesses prior to the closing of the transaction, and such restrictions may prevent ASPI or Renergen, as applicable, from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the transaction that ASPI or Renergen would have made, taken or pursued if these restrictions were not in place; and
•
matters relating to the transaction (including integration planning) will require substantial commitments of time and resources of ASPI and Renergen management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to either ASPI or Renergen as an independent company.

In addition, each of ASPI and Renergen could be subject to litigation related to any failure to complete the transaction or related to any proceeding to specifically enforce ASPI’s or Renergen’s obligations under the ASPI Offer Letter.

If any of these risks materialize, they may materially and adversely affect ASPI’s or Renergen’s business, financial condition, financial results and the price of ASPI common stock, Renergen shares.

ASPI and Renergen will be subject to business uncertainties and contractual restrictions while the transaction is pending.

Uncertainty about the effect of the transaction on employees, vendors and customers may have an adverse effect on ASPI or Renergen and, consequently, on the combined company after the closing of the transaction. These uncertainties may impair ASPI’s or Renergen’s ability to retain and motivate key personnel and could cause customers and others that deal with ASPI or Renergen, as applicable, to defer or decline entering into contracts, or making other decisions concerning ASPI or Renergen, as applicable, or seek to change existing business relationships with ASPI or Renergen, as applicable. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the transaction, ASPI’s and Renergen’s businesses could be harmed. Furthermore, the ASPI Offer Letter places certain restrictions on the operation of ASPI’s and Renergen’s businesses prior to the closing of the transaction, which may delay or prevent ASPI and Renergen from undertaking certain actions or business opportunities that may arise prior to the consummation of the transaction.

Third parties may terminate or alter existing contracts or relationships with ASPI or Renergen.

Each of ASPI and Renergen has contracts with customers, vendors and other business partners which may require ASPI or Renergen, as applicable, to obtain consents from these other parties in connection with the transaction. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which ASPI and/or Renergen currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with either party in anticipation of the transaction, or with ASPI following the transaction. The pursuit of such rights may result in ASPI or Renergen suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to its business. Any such disruptions could limit ASPI’s ability to achieve the anticipated benefits of the transaction. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the transaction or the termination of the transaction.

In order to complete the transaction, the parties must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transaction may be jeopardized or prevented or the anticipated benefits of the transaction could be reduced.

Consummation of the transaction is conditioned upon, among other things, the receipt of certain governmental approvals, including approvals required under South African law. Although the parties have agreed in the ASPI Offer Letter to use their reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, there can be no assurance that the required approvals will be obtained and no assurance that the transaction will be completed.

In addition, the governmental authorities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the transaction. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the transaction. As a condition to the approval of the transaction, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the transaction. Conditions imposed by certain governmental authorities may be appealable; however, there can be no assurance that an appeal will be successful. Additionally, there is no certainty as to what conditions such governmental authorities may impose, the extent of such conditions or the impact of such conditions on the completion of the transaction.

The transaction is subject to a number of closing conditions and, if these conditions are not satisfied, the ASPI Offer Letter may be terminated in accordance with its terms and the transaction may not be completed.

The transaction is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the transaction will not be completed. These conditions include, among others: (i) the written consent for the transfer of the Renergen shares in terms of the Offer is obtained from the Industrial Development Corporation of South Africa and the United States International Development Finance Corporation (“Renergen Lenders”) in terms of the change of control provisions under their respective loan and/or funding arrangements with Renergen and subsidiaries of Renergen and that the Renergen Lenders agree not to proceed in foreclosing on outstanding debt due by those subsidiaries, as a result of any breach of covenants, event of default or otherwise, prior to July 31, 2027; (ii) the written consent for the transfer of the Renergen shares in terms of the Offer is obtained from The Standard Bank of South Africa (“SBSA”) in terms of the change of control provisions under its respective loan(s) and/or funding arrangement(s) with Renergen and SBSA agrees to extend the repayment date for the loan(s) and/or funding arrangement(s) to at least March 31, 2026; (iii) AIRSOL SRL agrees to extend the maturity date for the convertible debentures that it holds in Renergen, to at least March 31, 2026; (iv) receipt of required regulatory approvals required to implement the Offer are obtained (except for the requirement that Takeover Panel issue a compliance certificate to Renergen in terms of section 121(b) of the Companies Act); (v) receipt of all regulatory approvals required for the Company Secondary Listing; (vi) approval of applicable competition authorities to implement the Offer (which has been obtained); (vii) approval by Renergen’s shareholders of the Shareholder Ratification resolution and the Scheme resolution to be descried in the combined circular to be distributed to Renergen’s shareholders (the “Renergen shareholder Approval”); and (viii) absence of a material adverse change with respect to Renergen. The Renergen shareholder Approval was obtained on July 20, 2025.

The conditions to the closing may not be fulfilled and, accordingly, the transaction may not be completed.

Both ASPI Shareholders and Renergen shareholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over management.

After the completion of the transaction, ASPI’s Shareholders and Renergen’s Shareholders will own a smaller percentage of ASPI than they currently own of ASPI and Renergen, respectively. Based on the number of shares of ASPI common stock and Renergen shares outstanding and the Entitlement Ratio, it is expected that Renergen securityholders will own approximately 14%, and ASPI securityholders will own approximately 86%, of the combined company immediately after consummation of the transaction on a fully diluted basis. Consequently, ASPI stockholders, as a group, and Renergen shareholders, as a group, will each have reduced ownership and voting power in the combined company compared to their current ownership and voting power in ASPI and Renergen, respectively. In particular, Renergen stockholders, as a group, will have less than a majority of the ownership and voting power of ASPI and, therefore, will be able to exercise less collective influence over the management and policies of ASPI than they currently exercise over Renergen’s management and policies. While ASPI shareholders will own a majority of ASPI common stock immediately after consummation of the transaction, their collective ownership percentage will likewise be reduced compared to their current level, as will be their ability to influence management and policies.

There can be no assurance that ASPI will be able to secure the financing necessary to fund Renergen to enable Renergen to meet key lender payment deadlines and avoid a default by Renergen under its existing loan/funding arrangements.

ASPI may need to obtain debt and/or equity financing in an amount sufficient to fund Renergen to enable Renergen to meet key lender payment deadlines and avoid a default by Renergen under its existing loan/funding arrangements; however, there is no assurance that it will secure the financing necessary to do so. ASPI cannot assure stockholders that it will be able to obtain financing in connection with the contemplated funding of Renergen. In the event that ASPI is unable to secure financing on acceptable terms, the funding of Renergen may be delayed or not be completed, and Renergen may not be able to avoid a default under its existing loan/funding arrangements and the consummation of the transaction may be delayed or may not occur.

The financial analyses and forecasts considered by ASPI and Renergen and their respective financial advisor or independent expert, as applicable, may not be realized, which may adversely affect the market price of ASPI common stock following the completion of the transaction.

In performing their financial analyses and rendering their opinions related to the transaction, ASPI’s financial advisor and Renergen’s independent expert relied on, among other things, certain information, including financial forecasts and projections of ASPI and Renergen provided by ASPI and Renergen. These projections and forecasts were prepared by, or at the direction of, the management of ASPI or the management of Renergen, as applicable. None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, GAAP or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. These projections and forecasts are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections and forecasts are also subject to change, including due to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of ASPI and Renergen. There can be no assurance that ASPI’s or Renergen’s financial condition or results of operations will be consistent with those set forth in such projections and forecasts, which could have an adverse impact on the market price of ASPI common stock or the financial position of ASPI following the transaction.

The financial forecasts used by the parties are based on various assumptions that may not be realized.

The unaudited prospective financial information used in the forecasts were prepared solely for internal use and are subjective in many respects. ASPI’s and Renergen’s prospective financial information were based solely upon assumptions of, and information available to, ASPI’s management and Renergen’s management, as applicable, when prepared, and these estimates and assumptions are subject to uncertainties, many of which are beyond ASPI’s and Renergen’s control and may not be realized. Many factors, including the risks outlined in this “Risk Factors” disclosure, will be important in determining the combined company’s future results. As a result of these contingencies, actual future results may vary materially from ASPI’s and Renergen’s estimates.

Executive officers and directors of ASPI and Renergen may have interests in the transaction that are different from, or in addition to, the rights of their respective stockholders.

Executive officers of ASPI and Renergen negotiated the terms of the ASPI Offer Letter and the ASPI board and the Renergen independent board each approved the ASPI Offer Letter and the transaction. These executive officers and directors may have interests in the transaction that are different from, or in addition to, yours. These interests include the continued employment of certain executive officers of ASPI and Renergen, the continued service of certain directors of ASPI and Renergen

ASPI, Renergen and, subsequently, the combined company may have difficulty attracting, motivating and retaining executives and other key employees in light of the transaction.

The combined company’s success after the transaction will depend in part on each of ASPI’s and Renergen’s ability to retain key executives and other employees. Uncertainty about the effect of the transaction on ASPI’s and Renergen’s employees may have an adverse effect on each company separately and, consequently, the combined business. This uncertainty may impair ASPI’s and/or Renergen’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the transaction, as ASPI’s and Renergen’s employees may experience uncertainty about their future roles in the combined business.

Additionally, Renergen’s officers and employees hold Renergen shares, and, if the transaction are completed, these officers and employees will be entitled to the Scheme Consideration in respect of such shares.

Furthermore, if any of ASPI’s or Renergen’s key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, ASPI or Renergen, as applicable, may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the transaction may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that ASPI or Renergen has been able to attract or retain employees in the past.

ASPI and Renergen will incur significant transaction and Scheme related transition costs in connection with the transaction.

ASPI and Renergen expect that they will incur significant, non-recurring costs in connection with consummating the transaction and integrating the operations of the two companies post-closing. ASPI and/or Renergen may incur additional costs to retain key employees. ASPI and/or Renergen will also incur significant fees and expenses relating to financing arrangements and legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the transaction if any such proceedings are brought), accounting and other fees and costs associated with consummating the transaction. Some of these costs are payable regardless of whether the transaction is completed. Though ASPI and Renergen continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the transaction and the integration of the businesses of ASPI and Renergen.

ASPI and Renergen may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on ASPI’s or Renergen’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the transaction, then that injunction may delay or prevent the transaction from being completed, which may adversely affect ASPI’s or Renergen’s or, if the transaction are completed but delayed, the combined company’s business, financial position and results of operations. As of the date hereof, no such lawsuits have been filed in connection with the transaction and we cannot predict whether any will be filed.

Risks Relating to the Combined Company after Completion of the Transaction

In connection with the transaction, the combined company may incur significant indebtedness to fund Renergen.

ASPI may need to obtain debt and/or equity financing in an amount sufficient to fund Renergen to enable Renergen to meet key lender payment deadlines and avoid a default by Renergen under its existing loan/funding arrangements. If such financing involves debt, such indebtedness will have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions, will increase the combined company’s borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase the combined company’s vulnerability to fluctuations in market interest rates. The increased levels of indebtedness could also reduce funds available to fund efforts to combine ASPI’s and Renergen’s businesses and realize expected benefits of the transaction and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for the combined company relative to other companies with lower debt levels. The combined company may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. The combined company’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. ASPI and Renergen cannot assure you that they will be able to obtain additional financing on terms acceptable to them or at all.

The combined company will be subject to the risks that each of ASPI and Renergen faces.

Following completion of the transaction, the combined company will be subject to numerous risks and uncertainties, including the risks faced by each of ASPI and Renergen. The risks faced by ASPI are described herein and in the other documents that ASPI has filed with the SEC.

Renergen faces numerous financial, operational and other risks, including risks related to Renergen’s debt, funding challenges, liquidity concerns, losses, project execution risk, ability to produce Grade-A quality helium, the accuracy of reserve estimates, cost overruns and delays, commodity price volatility, market competition, regulatory and environmental risks, and existing and potential litigation. Renergen’s risks also include: unplanned stoppages and unforeseen operational interruptions that can impact production; ineffective or failed internal processes, people, systems, or external events that could lead to injury or harm; increasing pressure and attention from shareholders, activists and NGOs; strikes, riots and labor disruptions that can damage economic growth and, in turn, negatively impact Renergen’s business; escalating global socioeconomic pressures and inflationary impacts on the back of global geopolitical tensions; South Africa's exports to the U.S. may face higher tariffs, leading to reduced competitiveness and export volumes; economic contraction; delays in achieving expansion plans within the specified time due to funding constraints; delays in achieving Phase 1 nameplate capacity within the specified time and budget; Eskom’s inability to prevent load shedding and further risk of blackouts; Eskom remains constrained in meeting the country’s electricity demand; generative artificial intelligence (GenAI) has increased the risk of cyber-attacks by making information for simulation attacks more accessible; a malicious or accidental cyber-attack from outside Renergen, insider threats or supplier breaches that could result in operational interruptions or the infringement of data; information and cyber security threats, including business operations outages; climate change and prolonged droughts that could have an impact on water resources; unseasonal weather exacerbated by climate change impacts that could lead to delays in the project (construction phase).

If any such risks actually occur, the business, financial condition, results of operations or cash flows of the combined company could be materially adversely affected.

The market price for shares of ASPI common stock may decline as a result of the transaction, including as a result of some ASPI stockholders adjusting their portfolios.

The market value of ASPI common stock at the time of consummation of the transaction may vary significantly from the prices of the ASPI common stock and Renergen shares on the date the of the ASPI Offer Letter, the date of the announcement of the transaction and the closing date of the acquisition. Following consummation of the transaction, the market price of ASPI common stock may decline if, among other things, the operational cost savings estimates in connection with the integration of ASPI’s and Renergen’s businesses are not realized, or if the costs related to the transaction are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if ASPI does not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transaction on ASPI’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

In addition, sales of ASPI common stock by ASPI’s stockholders after the completion of the transaction may cause the market price of ASPI common stock to decrease. Approximately 105,683,109 shares of ASPI common stock are expected to be issued and outstanding immediately after the closing of the transaction. Many Renergen shareholders may decide not to hold the shares of ASPI common stock that they receive in the transaction. Other ASPI stockholders following consummation of the transaction, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of ASPI common stock that they receive in the transaction. Such sales of ASPI common stock could have the effect of depressing the market price for ASPI common stock and may take place promptly following the transaction.

Any of these events may make it more difficult for ASPI to sell equity or equity-related securities, dilute your ownership interest in ASPI and have an adverse impact on the price of ASPI common stock.

The transaction may not be accretive, and may be dilutive, to the combined company’s earnings per share, which may negatively affect the market price of shares of ASPI common stock.

ASPI and Renergen currently believe the transaction will result in a number of benefits, including cost savings, operating efficiencies, and stronger demand for their respective products and services, and that the transaction will be accretive to ASPI’s earnings. This belief is based, in part, on preliminary current estimates that may materially change. In addition, future events and conditions, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the transaction, could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, or decrease in or delay of any accretion to, the combined company’s earnings per share could cause the price of shares of ASPI common stock to decline or grow at a reduced rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, our directors and/or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption/ Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Paul E. Mann (Chief Executive Officer and Executive Chairman)	Adoption	June 9, 2025	X	—	Up to 711,459(4)	November 16, 2026
Robert Ainscow (Chief Operating Officer)	Adoption	June 9, 2025	X	—	Up to 292,504(5)	June 7, 2027

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
(4)
Mr. Mann’s trading plan provides for sales of up to 711,459 shares of common stock to cover estimated tax withholding obligations arising from vesting of certain outstanding RSAs.
(5)
Mr. Ainscow’s trading plan provides for sales of up to 292,504 shares of common stock to cover estimated tax withholding obligations arising from vesting of certain outstanding RSAs.

Item 6. [Reserved]

Item 6. Exhibits.

Exhibit Number	Description
2.1	Firm Intention Letter Agreement, dated May 20,2025, by and between ASP Isotopes Inc. and Renergen Limited (as filed as Exhibit 2.1 to the Company’s Form 8-K filed on May 20, 2025).
10.1*+	ASP Isotopes Inc. 2025 Inducement Equity Incentive Plan and forms of award agreement thereunder.
10.2	Loan Agreement, dated May 16, 2025, by and between QLE TP Funding SPE LLC, as borrower, and TerraPower, LLC, as lender (as filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 22, 2025).
10.3*	Natrium Project Procurement Terms and Conditions – Enrichment Services by and between TerraPower, LLC and ASP Isotopes Inc., dated as of May 16, 2025
10.4*	HALEU Long-Term Supply Agreement by and between TerraPower, LLC and ASP Isotopes Inc., dated as of May 16, 2025
10.5

Loan Agreement, dated May 19, 2025, by and among ASP Isotopes Inc., ASP Isotopes South Africa Proprietary Limited, as lender, and Renergen Limited, as borrower (as filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2025).

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

ASP Isotopes Inc.

Date: August 14, 2025	By:	/s/ Paul E. Mann
Paul E. Mann
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)