Form 10-Q
period 2025-09-30
ASP Isotopes Inc.
filed 2025-11-19
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, the registrant had 110,840,122 shares of common stock, $0.01 par value per share, outstanding.

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
•
the ability to recognize the anticipated benefits of acquisitions and investments, including our acquisition of assets of Molybdos (Pty) Limited in the “business rescue” auction, the assets and intellectual property we acquired from Klydon Proprietary Ltd, and our investment in PET Labs Pharmaceuticals, our radiopharmacy acquisitions, the assets we acquired from One 30 Seven, Inc. and our investment in Skyline Builders Group Holding Limited (Nasdaq: SKBL);
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

•
our ability to complete the Renergen acquisition within the anticipated timeframe or at all by fulfilling or, if applicable, obtaining a waiver of a number of closing conditions, including various regulatory approvals and third party consents, by no later than November 28, 2025, unless extended;
•
our ability to complete the listing of Quantum Leap Energy as a standalone public within the anticipated timeframe or at all;
•
our inability to be repaid $30,000,000 advanced to Renergen under a loan agreement should we be unsuccessful in our bid to acquire the company;
•
our ability to negotiate a favorable term sheet with institutional debt investors for a potential debt financing of $30 million aggregate principal amount in order to neutralize the effect of the proposed Renergen transaction on the Company’s cash position; and
•
other factors that are described in “Risk Factors,” on page 47.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$113,942,156	$61,890,048
Accounts receivable	17,425,680	706,925
Inventories	1,371,738	65,655
Receivable from noncontrolling interests	—	27,556
Note receivable	31,189,144	—
Lease receivable - current	16,733	—
Prepaid expenses and other current assets	10,099,525	3,053,478
Total current assets	174,044,976	65,743,662
Property and equipment, net	30,930,235	22,354,377
Operating lease right-of-use assets, net	971,658	1,122,134
Deferred tax assets	68,008	31,847
Intangible assets	1,190,562	—
Goodwill	6,849,119	3,168,101
Lease receivable - noncurrent	410,223	—
Equity method investments	1,322,900	—
Other investments	5,000,000	—
Other noncurrent assets	5,102,480	1,927,867
Total assets	$225,890,161	$94,347,988

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,424,698	$1,021,393
Accrued expenses	3,655,761	2,275,681
Debt - current	12,401,279	939,110
Finance lease liabilities – current	166,459	125,862
Operating lease liabilities – current	468,569	557,676
Deferred revenue	882,000	882,000
Due to related parties	3,438,275	—
Other current liabilities	3,666,092	1,256,549
Share liability	220,635	—
Total current liabilities	28,323,768	7,058,271
Deferred tax liabilities	307,807	—
Convertible notes payable, at fair value	97,975,479	33,433,184
Debt - noncurrent	1,534,686	1,441,286
Finance lease liabilities – noncurrent	492,103	560,328
Operating lease liabilities – noncurrent	617,988	688,479
Other noncurrent liabilities	34,353	—
Total liabilities	129,286,184	43,181,548
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 93,376,629 and 72,068,059 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	933,766	720,681
Additional paid-in capital	224,740,838	105,515,005
Accumulated deficit	(152,555,942)	(56,172,881)
Accumulated other comprehensive income (loss)	949,855	(2,164,313)
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders	74,068,517	47,898,492
Noncontrolling interests in consolidated subsidiaries	22,535,460	3,267,948
Total stockholders’ equity	96,603,977	51,166,440
Total liabilities and stockholders’ equity	$225,890,161	$94,347,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue	$1,270,658	$1,087,695	$3,570,608	$2,950,348
Construction services revenue	3,618,868	—	3,618,868	—
Total revenue	4,889,526	1,087,695	7,189,476	2,950,348
Cost of revenue	4,466,348	793,714	5,867,360	1,956,473
Gross profit	423,178	293,981	1,322,116	993,875
Operating expenses:
Research and development	3,098,507	1,034,446	5,508,227	1,722,882
Selling, general and administrative	12,291,610	4,693,158	30,701,750	17,976,882
Total operating expenses	15,390,117	5,727,604	36,209,977	19,699,764
Loss from operations	(14,966,939)	(5,433,623)	(34,887,861)	(18,705,889)
Other (expense) income:
Foreign exchange transaction loss	(41,906)	(131,247)	(140,423)	(129,443)
Change in fair value of share liability	(70,869)	381,969	(200,138)	327,969
Change in fair value of convertible notes payable	172,836	(2,692,073)	(64,542,295)	(5,220,599)
Interest income	1,844,114	602,181	3,282,834	657,899
Interest expense	(146,056)	(90,966)	(315,010)	(173,832)
Other income	388,847	—	388,847	—
Total other income (expense)	2,146,966	(1,930,136)	(61,526,185)	(4,538,006)
Loss before income tax (expense) benefit	(12,819,973)	(7,363,759)	(96,414,046)	(23,243,895)
Income tax (expense) benefit	(73,629)	8,370	(98,147)	42,220
Net loss before allocation to noncontrolling interests	(12,893,602)	(7,355,389)	(96,512,193)	(23,201,675)
Less: Net (loss) income attributable to noncontrolling interests	19,595	84,150	129,132	49,426
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(12,874,007)	$(7,271,239)	$(96,383,061)	$(23,152,249)
Deemed dividend on inducement warrant for common stock	—	—	—	(2,779,659)
Net loss attributable to ASP Isotopes Inc. shareholders	$(12,874,007)	$(7,271,239)	$(96,383,061)	$(25,931,908)
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.15)	$(0.12)	$(1.27)	$(0.50)
Weighted average shares of common stock outstanding, basic and diluted	88,552,309	61,532,172	75,985,507	51,779,067

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(12,893,602)	$(7,355,389)	$(96,512,193)	$(23,201,675)
Foreign currency translation	959,232	1,297,026	3,152,693	1,516,717
Total comprehensive loss before allocation to noncontrolling interests	(11,934,370)	(6,058,363)	(93,359,500)	(21,684,958)
Less: Comprehensive income (loss) attributable to noncontrolling interests	150,929	(18,430)	150,929	26,343
Total comprehensive loss	$(12,085,299)	$(6,039,933)	$(93,510,429)	$(21,711,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2024	72,068,059	$720,681	$105,515,005	$(2,164,313)	$(56,172,881)	$3,267,948	$51,166,440
Stock-based compensation expense	—	—	1,889,701	—	—	—	1,889,701
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(38,304)	(38,304)
Foreign currency translation	—	—	—	1,170,701	—	—	1,170,701
Net loss	—	—	—	—	(8,446,197)	(15,235)	(8,461,432)
Balance as of March 31, 2025	72,068,059	$720,681	$107,404,706	$(993,612)	$(64,619,078)	$3,214,409	$45,727,106
Issuance of common stock from public offering, net of issuance costs of $3,238,630	7,518,797	75,188	46,686,182	—	—	—	46,761,370
Issuance of common stock from exercise of warrants	1,294,778	12,948	4,902,364	—	—	—	4,915,312
Issuance of restricted common stock	2,923,783	29,237	(29,237)	—	—	—	—
Settlement of liabilities with consultant	100,000	1,000	652,000	—	—	—	653,000
Stock-based compensation expense	—	—	4,429,677	—	—	—	4,429,677
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(41,006)	(41,006)
Foreign currency translation	—	—	—	1,022,760	—	—	1,022,760
Net loss	—	—	—	—	(75,062,857)	(94,302)	(75,157,159)
Balance as of June 30, 2025	83,905,417	$839,054	$164,045,692	$29,148	$(139,681,935)	$3,079,101	$28,311,060
Issuance of common stock from public offering, net of issuance costs of $3,693,950	7,500,000	75,000	56,231,050	—	—	—	56,306,050
Issuance of common stock from cashless exercise of warrants	123,497	1,235	(1,235)	—	—	—	—
Issuance of common stock from cashless exercise of options	1,337,245	13,372	(13,372)	—	—	—	—
Issuance of restricted common stock	510,470	5,105	(5,105)	—	—	—	—
Stock-based compensation expense	—	—	4,483,808	—	—	—	4,483,808
Fair value of noncontrolling interest at acquisition of Skyline	—	—	—	—	—	19,761,799	19,761,799
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(324,370)	(324,370)
Foreign currency translation	—	—	—	920,707	—	38,525	959,232
Net loss	—	—	—	—	(12,874,007)	(19,595)	(12,893,602)
Balance as of September 30, 2025	93,376,629	$933,766	$224,740,838	$949,855	$(152,555,942)	$22,535,460	$96,603,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2023	48,923,276	$489,233	$40,567,003	$(920,982)	$(23,839,300)	$2,534,677	$18,830,631
Retired unvested restricted shares	(325,000)	(3,250)	3,250	—	—	—	—
Stock-based compensation expense	—	—	1,713,654	—	—	—	1,713,654
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(8,694)	(8,694)
Foreign currency translation	—	—	—	(543,729)	—	—	(543,729)
Net loss	—	—	—	—	(6,948,085)	(16,759)	(6,964,844)
Balance as of March 31, 2024	48,598,276	$485,983	$42,283,907	$(1,464,711)	$(30,787,385)	$2,509,224	$13,027,018
Issuance of common stock from warrant exercise	3,164,557	31,646	5,506,329	—	—	—	5,537,975
Issuance of restricted common stock	250,000	2,500	(2,500)	—	—	—	—
Issuance of common stock to consultant	60,000	600	183,000	—	—	—	183,600
Settlement of liabilities with consultants	60,000	600	183,000	—	—	—	183,600
Board fee liabilities to be settled with shares	—	—	240,000	—	—	—	240,000
Stock-based compensation expense	—	—	2,518,016	—	—	—	2,518,016
Contribution from noncontrolling interest of VIE	—	—	—	—	—	807,975	807,975
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(18,422)	(18,422)
Foreign currency translation	—	—	—	763,420	—	—	763,420
Net loss	—	—	—	—	(8,932,925)	51,483	(8,881,442)
Balance as of June 30, 2024	52,132,833	$521,329	$50,911,752	$(701,291)	$(39,720,310)	$3,350,260	$14,361,740
Issuance of common stock net of issuance costs of $2,194,041	13,800,000	138,000	32,167,959	—	—	—	32,305,959
Issuance of restricted common stock	1,678,466	16,785	(16,785)	—	—	—	—
Issuance of common stock to consultants	150,000	1,500	327,750	—	—	—	329,250
Issuance of common stock to board members	497,817	4,978	(4,978)	—	—	—	—
Settlement of liabilities with consultants	150,000	1,500	(1,500)	—	—	—	—
Commission fee liability to be settled with cash and common stock warrant	—	—	(1,045,529)	—	—	—	(1,045,529)
Stock-based compensation expense	—	—	2,068,090	—	—	—	2,068,090
Contribution from noncontrolling interest of VIE	—	—	—	—	—	83,504	83,504
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(33,176)	(33,176)
Foreign currency translation	—	—	—	1,297,026	—	—	1,297,026
Net loss	—	—	—	—	(7,271,239)	(84,150)	(7,355,389)
Balance as of September 30, 2024	68,409,116	$684,092	$84,406,759	$595,735	$(46,991,549)	$3,316,438	$42,011,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(96,512,193)	$(23,201,675)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	975,275	425,630
Loss on disposal of property and equipment	—	1,666
Non cash interest income on note receivable	(1,189,144)	—
Stock-based compensation	10,803,186	6,299,760
Convertible note payable for non-cash issuance costs	—	621,915
Shares issued for non-cash consultant expense	673,497	783,200
Change in fair value of share liability	200,138	(327,969)
Change in fair value of convertible notes payable	64,542,295	5,220,599
Change in right-of-use lease asset	450,453	343,473
Non-cash lease income	(44,540)	—
Change in deferred taxes	33,175	(31,149)
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	1,103,993	(309,762)
Receivable from noncontrolling interest	28,706	—
Inventories	(696,759)	(79,395)
Prepaid expenses and other current assets	(1,190,095)	(2,062,720)
Other noncurrent assets	1,186,095	(11,000)
Accounts payable	37,633	(286,173)
Accrued expenses	887,712	329,489
Operating lease liabilities	(448,320)	(354,663)
Other current liabilities	(770,065)	(296,780)
Net cash used in operating activities	(19,928,958)	(12,935,554)
Cash flows from investing activities
Purchases of property and equipment	(7,255,776)	(8,352,422)
Purchase of equity investments	(5,000,000)	—
Cash received for acquisition of business, net of cash paid	6,643,797	—
Cash advance in exchanges for note receivable	(30,000,000)	—
Net cash used in investing activities	(35,611,979)	(8,352,422)
Cash flows from financing activities
Proceeds from issuance of common stock	110,000,000	34,500,000
Payment of common stock issuance costs	(6,932,580)	(2,194,041)
Proceeds from exercise of warrants	4,915,312	5,537,975
Due to related parties	590,195	—
Proceeds from noncontrolling interest in VIE	—	891,479
Proceeds from collection of receivable from noncontrolling interest in VIE	—	706,774
Distribution to noncontrolling interest in VIE	(403,581)	(60,292)
Proceeds from issuance of convertible notes payable	—	25,936,228
Proceeds from issuance of debt	2,804,466	—
Payment of principal portion of debt	(3,384,553)	(438,569)
Payment of principal portion of finance leases	(104,447)	(38,347)
Net cash provided by financing activities	107,484,812	64,841,207
Net change in cash and cash equivalents	51,943,875	43,553,231
Effect of exchange rate changes on cash and cash equivalents	108,233	110,128
Cash and cash equivalents - beginning of period	61,890,048	7,908,181
Cash and cash equivalents - end of period	$113,942,156	$51,571,540
Supplemental disclosures of non-cash investing and financing activities:
Derecognition of asset as a result of sales-type lease	$369,825	$—
Lease receivable	$392,586	$—
Purchase of property and equipment included in accounts payable	$218,864	$952,035
Right-of-use asset obtained in exchange for operating lease liability	$114,444	$364,458
Right-of-use asset obtained in exchange for finance lease liability	$47,630	$1,732,464
Commission fee liability to be settled with cash and common stock warrant	$—	$1,045,529
Deemed dividend on inducement warrant	$—	$2,779,659
Board fees settled with common stock	$—	$240,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its principal operations in Washington, DC. ASP Isotopes Inc.’s subsidiary, ASP Isotopes Guernsey Limited (“ASP Guernsey”), has its principal operations in Guernsey. ASP Guernsey’s subsidiary, ASP Isotopes South Africa Proprietary Limited (“ASP South Africa”), has its principal operations in South Africa. ASP Rentals Proprietary Limited (“ASP Rentals”), a variable interest entity (“VIE”) of ASP South Africa, has its principal operations in South Africa. Enlightened Isotopes (Pty) Ltd (“Enlightened Isotopes”), a 80% owned subsidiary of ASP South Africa, was formed in March 2023 and began operations in January 2024. ASP Isotopes UK Ltd (“ASP UK”), a subsidiary of ASP Guernsey, was incorporated in July 2022. ASP Isotopes Services (UK) Limited (“ASP Services UK”), a subsidiary of ASP Guernsey, was incorporated in September 2025. ASPI South Africa Asset Finance ("ASP SA Asset Finance”), a subsidiary of ASP South Africa, was incorporated in July 2024. ASP Isotopes efh, a subsidiary of ASP Guernsey, was incorporated in 2024 in Iceland. PET Labs Global Nuclear Medicine SEZC (“PET Labs Global”), a subsidiary of ASP Guernsey, was incorporated in June 2024 in the Cayman Islands. PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a 51% owned subsidiary of ASP Isotopes Inc., operates in South Africa. ASP Isotopes Inc.’s subsidiary, Quantum Leap Energy LLC (“QLE”), was formed in the state of Delaware in September 2023 and began operations in February 2024. QLE’s direct wholly owned subsidiary Quantum Leap Energy Limited (“QLE UK”), has its operations in the United Kingdom. QLE’s indirect wholly owned subsidiary Quantum Leap Energy Proprietary Limited (“QLE South Africa”), has its operations in South Africa. QLE also formed QLE TP Funding SPE LLC, a Delaware limited liability company, as a wholly owned subsidiary to act as a special purpose borrower for a loan transaction with TerraPower (the “QLE SPE Borrower”). The QLE SPE Borrower has formed a subsidiary in South Africa to act as the project company for a proposed new uranium enrichment facility at Pelindaba, South Africa. Skyline Builders Group Holding Limited (“Skyline”), a 79% controlled subsidiary of QLE, operates in Hong Kong. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated statements.

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

The Company commenced commercial production of enriched isotopes at both of our ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. We anticipate shipping the first commercial batch of enriched C-12 during the fourth quarter of 2025. We anticipate shipping the first commercial batch of enriched Si-28 during the first quarter of 2026. We anticipate shipping the first commercial batch of enriched C-14 in the first half of 2026. We have also completed the commissioning phase and are producing commercial samples of highly enriched Yb-176 at our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. The customer acceptance process for Yb-176 is relatively lengthy and we expect to ship commercial quantities of Yb-176 during the first half of 2026.

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

The Company is also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium 6 and Lithium-7. The Company is also pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”). The Company believes the U-235 that it may produce using quantum enrichment technology may be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium ("HALEU")-fueled small modular reactors that are now under development for commercial and government uses.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain such as uranium and rare earth recovery from diluted water sources such as ocean water, mineral rich brines, waste water streams and industrial effluent.

As previously announced, the Company's board of directors intends to pursue the separation of its Nuclear Fuels business and Specialist Isotopes and Related Services business in two independent companies. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence the Company and QLE have different business models and the Company believes that both companies would benefit if QLE is independently managed and financed. The Company plans to effect the separation through a listing of QLE in a transaction that results in QLE as a separate public company with shares listed on a U.S. national securities exchange and a portion of QLE’s common equity to be distributed to the Company’s stockholders as of a to-be-determined future record date and, although no assurance can be given, the Company is aiming to initiate the process for listing of QLE as a separate public company during the fourth quarter of 2025, subject to market conditions and obtaining applicable approvals and consents and complying with applicable rules and regulations and public market trading and listing requirements. In November 2025, the Company announced that QLE had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering of QLE’s Class A common stock. While the Company currently expects that a listing of QLE as a separate public company is the most likely separation transaction, the Company's board of directors remains committed to maximizing shareholder value creation, and will continue to evaluate other options for separation to maximize shareholder value.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $96.5 million and $23.2 million for the nine months ended September 30, 2025 and 2024, respectively. On June 3, 2025, the Company sold 7,518,797 shares of its common stock in a registered direct offering at the offering price of $6.65 per share, for net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. On July 25, 2025, the Company raised an additional $56,300,000 in net proceeds from issuing 7,500,000 shares of its common stock at a price of $8.00 per share. The Company currently expects that its cash and cash equivalents of $113.9 million as of September 30, 2025 and the net proceeds of approximately $199.7 million raised in October 2025 and gross proceeds of $72.2 million raised by QLE through the issuance of convertible notes in November 2025, of which $30.0 million was from ASP Isotopes (see Note 19), will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, fair value of convertible notes, allowance for expected credit losses, loss contingencies and accounting for acquisitions, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 79% owned Skyline, the 51% owned PET Labs and the 42% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa and Quantum Leap Energy South Africa is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals is the South African Rand. The functional currency of the 79% owned Skyline is the Hong Kong Dollar. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations and comprehensive loss. Assets and liabilities of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the nine months ended September 30, 2025 and 2024.

The Company's foreign subsidiaries held cash of approximately $12,563,233 and $1,512,000 as of September 30, 2025 and December 31, 2024, respectively, which is included in cash and cash equivalents on the condensed consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheet as September 30, 2025 and December 31, 2024.

	As of September 30, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$—	—	$200,000	28%
Customer B	$4,270	—	$144,590	20%
Customer C	$3,161,978	18%	$—	—
Customer D	$3,822,869	22%	$—	—
Customer E	$4,489,499	26%	$—	—
Customer F	$1,905,676	11%	$—	—

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at September 30, 2025. Generally, we do not require collateral or other securities to support its accounts receivable.

There were two customers in the construction services segment representing $2,622,175 and $996,693, or 37% and 14%, respectively, of the Company's consolidated revenues for the nine months ended September 30, 2025 and one customer representing $400,417, or 14%, of the Company's consolidated revenues for the nine months ended September 30, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents totaling $98,004,110 and $0 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company’s share liability (Note 14) is measured as a Level 1 fair value on a recurring basis. The Company’s share liability was $220,635 as of September 30, 2025. There was no share liability as of December 31, 2024. The Company’s convertible notes payable (Note 7) is measured as a Level 3 fair value on a recurring basis and was $97,975,479 as of September 30, 2025 (Note 7). There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2025. The following table provides a reconciliation of the Company’s liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs:

Convertible Notes Payable
Balance as of December 31, 2023	$—
Fair value at issuance	26,558,143
Fair value adjustment	6,875,041
Balance as of December 31, 2024	33,433,184
Fair value adjustment	64,542,295
Balance as of September 30, 2025	$97,975,479

The carrying amounts of accounts payable, accrued expenses and debt are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Equity Investments

The Company accounts for investments in entities over which it has significant influence, but not control, using the equity method of accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323"). Significant influence is generally presumed when the Company owns 20% to 50% of the voting interests in the investee, unless other factors indicate otherwise. The Company's equity method investments include the Company's investment in Skyline's joint ventures with KC-Glory JV, KC-Geotech JV and KC-CRFG JV.

Under the equity method, the Company initially records the investment at cost and subsequently adjusts the carrying amount to reflect its share of the investee’s earnings or losses, which are recognized in the consolidated statements of income. Dividends received from equity method investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company also holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative in accordance with ASC 321, Investments - Equity Securities ("ASC 321"), which allows the Company to record the investments at cost, less impairments, plus or minus observable price changes in orderly transactions for the identical or similar investment. The Company's investments recorded at cost include IsoBio.

If the Company determines that an impairment is other-than-temporary, it recognizes a loss equal to the difference between the investment’s carrying amount and its fair value. Equity method investments and investments at cost are included in “Equity investments” and "Other investments", respectively, on the consolidated balance sheet.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. As of September 30, 2025 there was an allowance for expected credit losses of $303,847. As of December 31, 2024 there was no allowance for expected credit losses.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of amounts paid in advance for goods and services that will be consumed within twelve months. These assets are recorded at historical cost and expensed in the period in which the related benefits are realized. Prepaid expenses and other current assets mainly compromised the prepayment for advertising, insurance, deposits, and advance payments to subcontractors. The Company reviews prepaid expenses and other current assets for impairment or non-recoverability at each reporting date.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out inventory method. Inventory cost includes materials, labor, and applicable overhead incurred in bringing the inventories to their present location and condition. Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are primarily located in facilities in South Africa and are not pledged as collateral for any debt arrangements

The components of inventories as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Raw material	$273,052	$65,655
Work in process	1,098,686	—
Finished goods	—	—
Total inventories	$1,371,738	$65,655

No significant write-downs to net realizable value or reversals of write-downs occurred in the three and nine months ended September 30, 2025 and 2024.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets are discounted back to their net present value.

Goodwill and identifiable intangible assets with indefinite lives are not amortized and are subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill or identifiable intangible assets are impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performs its annual test for goodwill or identifiable intangible assets as of October 31.

Identifiable intangible assets with definite lives are amortized over their estimated useful lives, ranging from 2 to 4 years. The Company's intangible assets include trademarks and customer-related intangible assets related to the Skyline acquisition. The Company uses the straight-line method of amortization for identifiable intangible assets with definite lives. Amortization expense was $40,665 for the three and nine months ended September 30, 2025. There was no amortization expense related to identifiable intangible assets recorded in 2024.

The changes to the carrying value of intangible assets, which is included in the construction services segment, is as follows:

Balance as of August 29, 2025 (acquisition date)	$1,230,000
Translation adjustment	1,227
Amortization	(40,665)
Balance as of September 30, 2025	$1,190,562

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

Leases

Leases are accounted for in accordance with ASC Topic 842, Leases ("ASC 842"). The Company enters into lease arrangements both as lessee and a lessor for office, laboratories and production facilities, vehicles and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2025 or 2024.

Secured Borrowing

Transfers of financial assets are accounted for under Accounting Standards Codification (ASC) 860, "Transfers and Servicing." The accounting treatment under ASC 860 depends on whether the transfer qualifies as a sale or a secured borrowing. A transfer is recognized as a sale only if the assets are legally isolated from the transferor, the transferee has the unrestricted right to pledge or exchange the assets, and the transferor does not retain effective control through repurchase agreements or other arrangements. When the transfer qualifies as a sale, the financial assets are derecognized from the transferor's balance sheet, and any resulting gain or loss on the sale is recognized in other income. In certain transactions, servicing responsibilities may be retained, which would represent continuing involvement. If the criteria for sale accounting are not met, the transaction is accounted for as a secured borrowing and the financial assets remain on the transferor's balance sheet.

In August 2025, the Company acquired Skyline (Note 12). Skyline previously entered into a discounting and factoring agreement to sell its customers’ accounts receivable on a recourse basis to a third-party financial institution. The aggregate amount available under the agreement is $2,570,033 as of September 30, 2025. This transaction is accounted for as a secured borrowing and the accounts receivable remain on the Company’s condensed consolidated balance sheets. Since the Skyline acquisition date through September 30, 2025, there were no accounts receivable designated as sold and derecognized.

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

Revenue Recognition

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

The Company enters into revenue generating transactions with radiopharmacy companies that include payment for delivery of nuclear medical doses for PET scanning in South Africa.

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

In August 2025, the Company acquired Skyline (Note 12). Skyline performs public civil engineering works, including road and drainage works, under master construction agreements and other contracts with customer-specified requirements. These construction services are provided solely for the benefit of the Company’s customers, as the assets being created or maintained are controlled by them, and the services Skyline provide have no alternative use.

The performance obligation is satisfied when control of the promised goods or services is transferred to the customer over time, aligning with the ongoing services provided, with customers simultaneously receiving and benefiting from Skyline’s work. Contracts which include construction services are generally accounted for as a single deliverable (a single performance obligation). Skyline has not bundled any goods or services that are not considered distinct.

Revenue from public civil engineering works is recognized over time, using the output method based on surveys of completed work. These surveys are certified by architects, surveyors, or other customer-appointed representatives, or are estimated with reference to the progress payment applications submitted by Skyline to the customer.

Skyline’s cost of revenue is primarily comprised of the subcontracting costs, staff costs and materials costs. These costs are expensed as incurred. As part of ongoing work orders, Skyline may advance payments to subcontractors primarily due to projects that necessitate substantial cash flows for the procurement of materials required to achieve milestone and the set up of new work stages, which is included in prepaid expenses and other current assets. The cost of revenue associated with these advances is recognized upon the completion of the respective milestones and work stages, in accordance with Skyline ’s revenue recognition policy.

Skyline has enforceable rights to consideration from customers for the provision of roads and drainage services. Contract assets arise when Skyline has performed work under these contracts but has not yet received certification from independent surveyors appointed by customers. These assets represent Skyline ’s right to consideration for work completed but not yet billable. Skyline classifies these assets within “Prepaid expenses and other current assets” and ‘Other noncurrent assets’ on Skyline ’s condensed consolidated balance sheets. Contract assets are converted to accounts receivable on an ongoing basis upon certification surveyors. Retention receivables, included in contract assets, represent the amounts withheld from billings pursuant to provisions in the contracts and may not be paid until the completion of specific tasks or the completion of the project. Retention receivables may also be subject to restrictive conditions such as performance guarantees.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a construction contract, a contract liability is recorded. The Company classifies these liabilities within “Other current liabilities” on the Company’s condensed consolidated balance sheets. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met.

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

The Company records the provision for income taxes for the activity from PET Labs and Skyline's operations.

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

The Company has identified the United States, South Africa, Hong Kong and Guernsey as its major tax jurisdictions. Refer to Note 17 for further details.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is comprised of net loss and the effect of currency translation adjustments.

Related Parties

Parties, either an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-05 provides a practical expedient that allows entities to assume that conditions existing at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and contract assets arising from revenue transactions under ASC 606. Additionally, entities other than public business entities that elect the practical expedient may also make an accounting policy election to consider subsequent collection activity occurring after the balance sheet date when estimating expected credit losses. The Company is still assessing the impact of adopting this standard.

In August 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2024-08”) and is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years with early adoption permitted. ASU 2025-08 clarifies the accounting for purchased loans under the current expected credit loss (CECL) model, including guidance on recognizing and measuring expected credit losses and presentation of related amounts. The Company is still assessing the impact of adopting this standard.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") and is effective January 1, 2028 with early adoption permitted. ASU 2025-06 modernizes the accounting for internal use software costs and requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is still assessing the impact of adopting this standard.

3. Revenue and Segment Information

In connection with the Company's acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. In August 2025, the Company acquired 79% of Skyline, a Hong Kong-based company that generates revenue primarily through the provision of civil engineering services, including road and drainage construction for public infrastructure projects.

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations:

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2025	2024	2025	2024
South Africa	$1,270,658	$1,087,695	$3,570,608	$2,950,348
Hong Kong	3,618,868	—	3,618,868	—
Total Revenue	$4,889,526	$1,087,695	$7,189,476	$2,950,348

The following table presents changes in the Company’s accounts receivable for the nine months ended September 30, 2025:

	Balance as of December 31, 2024	Additions (a)	Deductions	Balance as of September 30, 2025
Accounts receivable	$706,925	$21,521,887	$(4,803,132)	$17,425,680
(a)
The Company assumed a total of $17,734,627 of accounts receivable as part of the Skyline acquisition (Note 12).

Prior to the acquisition of Skyline, the Company did not recognize any contract assets or contract liabilities. Upon completion of the acquisition, the Company assumed a contract asset balance of $1,738,257 and a contract liability balance of $2,146,076 (Note 12).

As of September 30, 2025, contract assets, which are included in prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheets, consisted of the following:

September 30, 2025
Retention receivables of construction contracts	$2,107,457
Less: Allowance for expected credit losses	(96,733)
Total	2,010,724
Less: Contract assets noncurrent	(1,028,813)
Contract assets current	$981,911

As of September 30, 2025 there was an allowance for expected credit losses of $96,733. As of December 31, 2024 there was no allowance for expected credit losses.

As of September 30, 2025, contract liabilities, which are included in other current liabilities on the condensed consolidated balance sheets, consisted of the following:

Contract Liabilities
Balance as of acquisition date of Skyline	$2,146,076
Decrease as a result of recognizing revenue during the period	(1,507,999)
Increase as a result of billings in advance of performance obligations under contracts	967,963
Foreign exchange impact	174,028
Balance as of September 30, 2025	$1,780,068

Segment Information

Beginning in 2024, primarily as a result of increased business activities of its subsidiary, Quantum Leap Energy LLC, the Company had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, the Company has three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services.

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

The construction services segment is focused on public civil engineering services in Hong Kong, such as road and drainage works which includes construction of footway, drain, ducts, and pipelines. In executing these projects, the Company may be required to perform a range of activities including to (i) clear the construction site and make demolition of existing structures; (ii) install concrete and reinforcing steel bars; (iii) conduct excavation, deposition, disposal and compaction of fill material; and (iv) plant trees, plants, irrigation system and general establishment works.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The segment revenue and segment net loss is regularly reviewed by the CODM in deciding how to allocate resources. Prior to the acquisition of Skyline, the Company managed assets on a total company basis, not by operating segment, as the assets are shared or commingled. After the acquisition of Skyline, the CODM regularly reviews any asset information by operating segment and, accordingly, asset information is reported on a segment basis.

The following table shows total assets by segment and a reconciliation to the condensed consolidated financial statements as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Segment assets:
Specialist isotopes and related services	$160,180,596	$71,770,788
Nuclear fuels	23,226,493	22,577,200
Construction services	42,483,072	—
Total assets	$225,890,161	$94,347,988

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended September 30, 2025 and 2024 is as follows:

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,270,658	$1,087,695	$(10,333,462)	$(3,722,764)
Nuclear fuels	—	—	(2,850,669)	(3,632,625)
Construction services	3,618,868	—	290,529	—
	$4,889,526	$1,087,695	$(12,893,602)	$(7,355,389)

Select information from the consolidated statements of operations and comprehensive loss as of the nine months ended September 30, 2025 and 2024 is as follows:

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$3,570,608	$2,950,348	$(25,146,756)	$(14,637,771)
Nuclear fuels	—	—	(71,655,966)	(8,563,904)
Construction services	3,618,868	—	290,529	—
	$7,189,476	$2,950,348	$(96,512,193)	$(23,201,675)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the three months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Construction services	Total
Sales from external customers	$1,270,658	$—	$3,618,868	$4,889,526
Less: cost of sales	(1,028,695)	—	(3,437,653)	(4,466,348)
Segment gross profit	241,963	—	181,215	423,178
Personnel expenses	5,454,155	2,511,535	69,838	8,035,528
Professional fees	2,426,377	409,663	42,397	2,878,437
Other segment expenses	4,125,667	301,954	48,531	4,476,152
Segment operating (loss) income	(11,764,236)	(3,223,152)	20,449	(14,966,939)
Foreign exchange transaction loss	(14,855)	(109)	(26,942)	(41,906)
Change in fair value of share liability	(70,869)	—	—	(70,869)
Change in fair value of convertible notes payable	—	172,836	—	172,836
Interest income (expense), net	1,568,639	199,755	(70,336)	1,698,058
Other income	—	—	388,847	388,847
Loss before income tax expense	$(10,281,321)	$(2,850,670)	$312,018	$(12,819,973)

	Three Months Ended September 30, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$1,087,695	$—	$—	$1,087,695
Less: cost of sales	(793,714)	—	—	(793,714)
Segment gross profit	293,981	—	—	293,981
Personnel expenses	2,989,446	364,812	—	3,354,258
Professional fees	780,953	598,800	—	1,379,753
Other segment expenses	792,234	201,359	—	993,593
Segment operating loss	(4,268,652)	(1,164,971)	—	(5,433,623)
Foreign exchange transaction loss	—	—	(131,247)	(131,247)
Change in fair value of share liability	—	—	381,969	381,969
Change in fair value of convertible notes payable	—	(2,692,073)	—	(2,692,073)
Interest income (expense), net	511,215	—	—	511,215
Loss before income tax expense	$(3,757,437)	$(3,857,044)	$250,722	$(7,363,759)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the nine months ended September 30, 2025 and 2024, is as follows:

	Nine Months Ended September 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Construction services	Total
Sales from external customers	$3,570,608	$—	$3,618,868	$7,189,476
Less: cost of sales	(2,429,707)	—	(3,437,653)	(5,867,360)
Segment gross profit	1,140,901	—	181,215	1,322,116
Personnel expenses	13,367,793	5,557,173	69,838	18,994,804
Professional fees	6,657,502	1,062,807	42,397	7,762,706
Other segment expenses	8,333,749	1,070,187	48,531	9,452,467
Segment operating (loss) income	(27,218,143)	(7,690,167)	20,449	(34,887,861)
Foreign exchange transaction loss	(112,954)	(527)	(26,942)	(140,423)
Change in fair value of share liability	(200,138)	—	—	(200,138)
Change in fair value of convertible notes payable	—	(64,542,295)	—	(64,542,295)
Interest income (expense), net	2,461,137	577,023	(70,336)	2,967,824
Other income	—	—	388,847	388,847
Loss before income tax expense	$(25,070,098)	$(71,655,966)	$312,018	$(96,414,046)

	Nine Months Ended September 30, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$2,950,348	$—	$—	$2,950,348
Less: cost of sales	(1,956,473)	—	—	(1,956,473)
Segment gross profit	993,875	—	—	993,875
Personnel expenses	8,896,512	825,620	—	9,722,132
Professional fees	3,969,317	1,242,101	—	5,211,418
Other segment expenses	3,232,460	1,533,754	—	4,766,214
Segment operating loss	(15,104,414)	(3,601,475)	—	(18,705,889)
Foreign exchange transaction loss	—	—	(129,443)	(129,443)
Change in fair value of share liability	—	—	327,969	327,969
Change in fair value of convertible notes payable	—	(5,220,599)	—	(5,220,599)
Interest income (expense), net	484,067	—	—	484,067
Loss before income tax expense	$(14,620,347)	$(8,822,074)	$198,526	$(23,243,895)

4. Property and Equipment

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	Useful Lives (Years)	September 30, 2025	December 31, 2024
Construction in progress	-	$4,463,904	$13,969,784
Tools, machinery and equipment	3 - 10	7,443,457	5,898,618
Plant	10	19,083,569	2,269,204
Computer equipment	3 - 4	274,490	145,225
Vehicles	5	729,675	292,498
Software	5	612,693	1,590
Office furniture	5 - 10	264,965	147,079
Leasehold improvements	Lesser of estimated useful life or the remaining lease term	132,093	115,890
Property and equipment, at cost		33,004,846	22,839,888
Less accumulated depreciation		(2,074,611)	(485,511)
Property and equipment, net		$30,930,235	$22,354,377

The Company has three plants in Pretoria, South Africa: a Carbon-14 plant, a multi-isotope plant and a laser isotope separation plant using quantum enrichment technology. The multi-isotope plant and the laser isotope separation plant were completed in March 2025 and depreciation began in April 2025. The Carbon-14 plant was completed in June 2024 and depreciation began in July 2024. As of December 31, 2024, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete. Depreciation expense was $567,724 and $175,916 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $934,650 and $425,630 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense included as part of inventory costs was $217,950 and $543,160 for the three and nine months ended September 30, 2025, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Advances to subcontractors and suppliers	$6,340,908	$—
Advertising	999,743	—
Contract assets	981,911	—
Value-added tax refund receivable	521,115	1,575,368
Deferred offering costs	173,240	—
Deposits	96,231	—
Other	986,377	1,478,110
Total prepaid expenses and other current assets	$10,099,525	$3,053,478

6. Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued salaries and other employee costs	$2,847,526	$1,584,273
Accrued professional	557,912	671,314
Accrued other	250,323	20,094
Total accrued expenses	$3,655,761	$2,275,681

7. Debt

Debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Promissory notes	$—	$409,696
Motor vehicle and equipment loans	1,976,438	1,970,700
Revolving credit facility	8,184,609	—
Secured term loans	690,878	—
Receivables financing facility (secured borrowing)	2,570,033	—
Other borrowings	514,007	—
Total debt	13,935,965	2,380,396
less current portion of debt	(12,401,279)	(939,110)
Long term portion of debt	$1,534,686	$1,441,286

There is no material covenant stated for all debt outstanding. Credit facility and term loans contain a repayment on demand clause. Management believes the carrying values of debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. As of September 30, 2025 and December 31, 2024, the promissory note payable balance was $0 and $31,380, respectively. This note was paid in full on April 2, 2025.

In November 2024, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923. This note bears interest at an annual rate of 8.45% with seven monthly payments beginning in December 31, 2024. The note was repaid in full in June 2025. In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers' insurance policy for $526,282. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December 2023. The note was repaid in full in May 2024. No interest expense was recorded for the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $9,378 and $11,247, respectively. As of September 30, 2025 and December 31, 2024, the promissory note payable balance was $0 and $378,316, respectively.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the nine months ended September 30, 2025, the Company entered into new loans totaling $306,691. For the year ended December 31, 2024, the Company entered into loans totaling $2,020,511. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 9.9% to 11.75% and mature from September 2028 to March 2030. Minimum monthly payments total $53,378. For the three months ended September 30, 2025 and 2024, interest expense under the outstanding loans was $49,516 and $0, respectively. For the nine months ended September 30, 2025 and 2024, interest expense under the outstanding loans was $165,302 and $0, respectively. As of September 30, 2025 and December 31, 2024, motor vehicle and equipment loans totaled $1,976,438 and $1,970,700, respectively.

Revolving Credit Facilities

Skyline has several secured revolving credit facilities to provide working capital with total commitments of up to $8,184,609 (HK$63,608,752) with maturities ranging from October 2025 through March 2030. Since the credit facilities contain a repayment on demand clause, they are included in debt - current in the condensed consolidated balance sheets. These credit facilities bear interest at an annual interest rate indexed to Hong Kong Interbank Offered Rate (“HIBOR”) ranging from 3.55% to 6.47%. The credit facilities are secured by personal guarantees from Mr. Ngo Chiu Lam and Mr. Wong Chak Lam and the entire life insurance policy from Mr. Ngo Chiu Lam and Mrs. Po Lok Sze. The cash surrender value is US$1,381,153 as of date of transfer to bank in March 2025. As of September 30, 2025, the outstanding principal balance on these credit facilities was $8,184,609 with a weighted average interest of 4.91%. For the three and nine months ended September 30, 2025, interest expense under the credit facilities was $33,397. There was no interest expense under the credit facilities for the three and nine months ended September 30, 2024.

Secured Term Loans

Skyline has several term loans with original principal amount of totaling $1,156,515 (HK$9,000,000), with maturity ranging from April 2031 through June 2033. Since the term loans contain a repayment on demand clause, they are included in debt - current in the condensed consolidated balance sheets. The term loans bear interest at an annual interest rate of HSBC Prime Lending Rate minus 2.25%. As of September 30, 2025, the outstanding principal balance on these term loans were $690,878 with weighted-average interest rate of 3%. The term loans are secured by Mr. Ngo Chiu Lam. For the three and nine months ended September 30, 2025, interest expense under the term loans was $1,720. There was no interest expense under the term loans for the three and nine months ended September 30, 2024.

Receivables financing facility (secured borrowing)

Skyline maintains a receivables financing facility with a maximum borrowing capacity of $2,570,033 (HK$20,000,000). Under the facility, Skyline pledges certain trade receivables as collateral and may obtain advances up to the lesser of the facility limit or the borrowing base. The arrangement does not meet the criteria for sale accounting under ASC 860 and is accounted for as a secured borrowing. Accordingly, the pledged receivables remain in trade receivables, and advances are recorded as receivables financing facility within debt. The interest rate for the factoring agreement is 2% per annum over 1-month HIBOR on such day. The loan is repayable 90 days from the date of drawdown and secured by personal guarantees from Mr. Ngo Chiu Lam and Mr. Wong Chak Lam. As of September 30, 2025 and December 31, 2024, outstanding borrowings under the facility were $2,570,033 and $0, respectively. The weighted-average interest rate on outstanding borrowings was 5.21%. Trade receivables pledged as collateral totaled $2,570,033 (Note 2). Borrowings and repayments under the receivables financing facility are presented as financing activities in the condensed consolidated statements of cash flows. Interest and service charge are included within “Interest expense” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, interest expense under the receivable financing facility was $14,162. There was no interest expense under the receivable financing facility for the three and nine months ended September 30, 2024.

Other Debt

Skyline has an export invoice finance facility for borrowing against outstanding accounts receivables in an aggregate amount not to exceed $514,007 (HK$4,000,000). The loan is secured by an assignment of receivables. The interest rate for the export invoice finance facility is 12% per annum. The loan is repayable 9 months from the date of drawdown. As of September 30, 2025, the outstanding principal balance on the export invoice finance facility was $514,007. For the three and nine months ended September 30, 2025, interest expense under the export invoice finance facility was $9,621. There was no interest expense under the export invoice finance facility for the three and nine months ended September 30, 2024.

Scheduled maturities of the Company’s debt as of September 30, 2025 are as follows:

2025 (remaining three months)	$10,058,292
2026	1,308,656
2027	759,368
2028	788,321
2029	626,630
Thereafter	394,698
Total notes payable	$13,935,965
Less debt - current	(12,401,279)
Debt -noncurrent	$1,534,686

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

In June 2024, QLE issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5,494,395 and received aggregate cash of $5,386,228. One of the notes totaling $108,167 was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024. Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “Convertible Notes”.

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

The Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21,063,748. The fair value of the June Convertible Notes on the date of issuance was $5,494,395. The fair value of the Convertible Notes as of September 30, 2025 has been determined to be $97,975,479 and the resultant change in fair value of $172,836 and $64,542,295 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. The change in fair value of $2,692,073 and $5,220,599 has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024. As of September 30, 2025, the total principal and accrued interest of the Convertible Notes is $29,275,281 of which $2,717,138 relates to the interest portion. The Company announced plans to list QLE as a standalone public company in the second half of 2025. The Company has also announced QLE and certain of its subsidiaries have entered into a loan agreement with TerraPower, a US nuclear innovation company, for a multiple advance term loan of up to $22,000,000 related to financing support for the construction of a new uranium enrichment facility capable of producing HALEU in South Africa. Per the terms of the loan agreement and subject to the satisfaction of various conditions precedent to each disbursement (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the borrower could receive aggregate loan disbursements of $20,000,000.

8. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Molybdenum-100 and Molybdenum-98. In conjunction with the Supply Agreement, the Company received $882,000 in September 2023, as an advance towards future revenue. The Company has recorded $882,000 as deferred revenue on the balance sheet as of September 30, 2025 and December 31, 2024.

9. Commitments and Contingencies

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

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2,000,000 for the Initial Sale Shares, of which aggregate amount of $500,000 was payable on the completion of the sale of the Initial Sale Shares and $1,500,000 is payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $264,750 to the Seller. The Company paid an additional $750,000 in January 2025, leaving a balance due for the Initial Sale Shares as of September 30, 2025 of $485,250, which is recorded in other current liabilities on the condensed consolidated balance sheet. If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2,200,000 for the Option Shares upon exercise.

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

As contemplated in the Exclusivity Agreement signed on March 31, 2025 and amended on May 18, 2025, the Company entered into a Firm Intention Letter with Renergen on May 19, 2025. The Firm Intention Letter sets the acquisition terms for the Company to purchase 100% of the outstanding shares of Renergen in exchange for shares of the Company. The completion of the acquisition is subject to several closing conditions including Renergen shareholder approval, which was obtained on July 10, 2025.

In addition, the Company entered into a loan agreement with Renergen ("Renergen Loan") in which a total of $30,000,000 will be provided by the Company in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Rengergen Loan, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the Renergen Loan. The remaining $20,000,000 available under the Renergen Loan was paid by the Company to Renergen in June 2025. The Renergen Loan matured and repayment was due on September 30, 2025 and bears interest at the South African Prime Rate which is currently 10.50%. The Loan Agreement was amended to extend the repayment date to November 28, 2025. Interest income accrued under the Renergen Loan was $825,346 and $1,189,144 for the three and nine months ended September 30, 2025

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On July 25, 2025, Plaintiffs filed an opposition to Defendants’ motion to dismiss. Also on July 25, 2025, Defendants filed an opposition to Plaintiffs’ motion for class certification. Defendants intend to vigorously defend against the Securities Class Action; however, the Company cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

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

10. Leases

Operating leases

The Company is party to several facility leases in South Africa and Hong Kong for office, manufacturing and laboratory space. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of a leased office and production facility in Pretoria, South Africa. A lease for production space in Pretoria, South Africa is being accounted for as a short-term lease effective with the acquisition of 51% of PET Labs.

Quantitative information regarding the Company’s operating lease liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Lease Cost
Operating lease cost	$209,484	$173,231	$552,126	$489,823
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$201,746	$169,241	$534,410	$474,616
Operating lease liabilities arising from obtaining right-of- use assets	$14,761	$—	$114,444	$364,458
Weighted average remaining lease term (years)	3.45	3.69	3.45	3.69
Weighted average discount rate	8.80%	9.99%	8.80%	9.99%

Future lease payments under noncancelable operating lease liabilities as of September 30, 2025 are as follows:

Operating Leases
Future Lease Payments
2025 (remaining three months)	$222,628
2026	380,063
2027	183,300
2028	166,577
2029	157,372
Thereafter	169,175
Total lease payments	$1,279,115
Less: imputed interest	(192,558)
Total operating lease liabilities	$1,086,557
Less current portion	$(468,569)
Operating lease liability - noncurrent	$617,988

The Company records the expense from short-term leases as incurred. Lease expense from short-term leases was $95,766 and $59,562 for the nine months ended September 30, 2025 and 2024, respectively, and $32,316 and $15,750 for the three months ended September 30, 2025 and 2024, respectively.

Financing leases

The Company is party to several ongoing finance leases in South Africa and Hong Kong for vehicles and equipment. Some of these finance leases include arrangements with variable interest rates indexed to the prime interest rate in South Africa. The variable interest expense was $1,798 and $0 for the nine months ended September 30, 2025 and 2024, respectively. There was no variable interest expense for the three months ended September 30, 2025 and 2024. The Company elects to include finance lease right-of-use assets in property and equipment, net.

Quantitative information regarding the Company’s finance lease liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance Lease Cost
Interest on lease liabilities	$21,446	$138,652	$65,407	$162,858
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$42,704	$291,546	$104,447	$330,392
Amortization of right-of-use assets	$26,797	$54,347	$85,351	$73,659
Weighted average remaining lease term (years)	3.5	4.7	3.5	4.7
Weighted average discount rate	12.7%	12.5%	12.7%	12.5%

Future lease payments under noncancelable finance lease liabilities are as follows as of September 30, 2025:

Finance Leases
Future Lease Payments
2025 (remaining three months)	$68,165
2026	231,049
2027	225,841
2028	185,968
2029	72,273
Thereafter	70,851
Total lease payments	$854,147
Less: imputed interest	(195,585)
Total lease liabilities	$658,562
Less current portion	$(166,459)
Finance lease liability - noncurrent	$492,103

Lease receivable

The Company leases certain equipment to customers under sales-type leases and records the leases within lease receivables on the Company’s condensed consolidated balance sheets and records interest income in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company does not have significant variable lease payments or residual value guarantees associated with these leases. Credit risk is monitored regularly, and no allowance for credit losses was recorded as of the reporting date.

The Company’s net investment in sales-type leases were comprised of the following:

September 30, 2025
Total undiscounted cash flows	$1,027,450
Present value discount	(600,494)
Net investment in sales-type leases	$426,956
Less current portion	$(16,733)
Net investment in sales-type leases - noncurrent	$410,223

Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, as of September 30, 2025 are as follows:

Sales-type Leases
Future Lease Payments To Be Collected
2025 (remaining three months)	$27,038
2026	108,153
2027	108,153
2028	108,153
2029	108,153
Thereafter	567,800
Total undiscounted cash flows	$1,027,450

Interest income recognized from sales-type leases during the three and nine months ended September 30, 2025 was $22,784 and $44,540.

11. License Agreements

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

For the three and nine months ended September 30, 2025, no collaboration revenue was recognized in the condensed consolidated statements of operations and comprehensive loss.

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

12. Acquisitions

PET Labs

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s pipeline.

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2,000,000 in cash of which $500,000 was paid up front. In January 2025 and 2024, the Company made a partial payment of $750,000 and $264,750, respectively. The balance as of September 30, 2025 and December 31, 2024 was $485,250 and $1,235,250, respectively, and is expected to be paid in December 2025. It is recorded in other current liabilities on the condensed consolidated balance sheet.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2,200,000. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of September 30, 2025.

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

The changes to the carrying value of goodwill, which is included in the nuclear fuels segment, is as follows:

Balance as of December 31, 2023	$3,267,103
Translation adjustment	(99,002)
Balance as of December 31, 2024	$3,168,101
Translation adjustment	289,694
Balance as of September 30, 2025	$3,457,795

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

Skyline Builders Group Holding Ltd.

In August 2025, Skyline closed a private placement (the “Skyline Private Placement”) pursuant to which Skyline issued and sold (i) 1,359,314 Class A Ordinary Shares, (ii) prefunded warrants to purchase 22,990,000 Class A Ordinary Shares, at an exercise price of $0.0001 per share (“Prefunded Warrants”) (iii) Class A Ordinary Share Purchase Warrant As to purchase up to 24,349,314 Class A Ordinary Shares, at an exercise price of $0.60 per share (“A Warrants”), (iv) Class A Ordinary Share Purchase Warrant Bs to purchase up to 24,349,314 Class A Ordinary Shares, at an exercise price of $0.65 per share (“B Warrants” and together with the Prefunded Warrants and A Warrants, “Warrants”), and (v) placement agent warrants to purchase 1,947,945 Class A Ordinary Shares issued to the placement agents of the Private Placement as compensation. Skyline received aggregate gross proceeds of $17,775,000 from the Private Placement, before deducting fees and offering expenses. Approximately $7,000,000 of the proceeds from the Private Placement was used to retire 18,500,000 Class A Ordinary Shares owned by Supreme Development (BVI) Holdings Limited, Skyline’s previous controlling shareholder.

In August 2025, QLE completed an acquisition of Skyline. QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1,000,000 ("Skyline Stock Agreement"). Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share, (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share , and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share, for the aggregate purchase price of $1,500,000 ("Skyline Purchase Agreement").

In addition, on August 29, 2025, Paul Mann, Executive Chairman of the Company and Chairman of the Board of Managers of QLE, purchased, as an individual investor: (i) 454,657 Class A Ordinary Shares, (ii) Prefunded Warrant to purchase 2,970,000 Class A Ordinary Shares, (iii) A Warrant to purchase 3,424,657 Class A Ordinary Shares, and (iv) B Warrant to purchase 3,424,657 Class A Ordinary Shares, for the aggregate purchase price of $2,500,000, pursuant to the Purchase Agreement. Further, on October 28, 2025, Mr. Mann purchased, as an individual investor: (i) 727,272 Class A Ordinary Shares and (ii) A Warrant to purchase 727,272 Class A Ordinary Shares.

Each Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of Skyline, and each Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of Skyline. In no event shall Class A Ordinary Shares be convertible into Class B Ordinary Shares. In no event shall Class B Ordinary Shares be convertible into Class A Ordinary Shares. On the acquisition date, QLE became the holder of 79.14% of the aggregate voting power represented by all of Skyline's outstanding Class A ordinary shares and Class B ordinary shares and thereby gaining control over Skyline.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain such as uranium and rare earth recovery from diluted water sources such as ocean water, mineral rich brines, waste water streams and industrial effluent.

Effective September 18, 2025, Dr. Ryno Pretorius, Chief Executive Officer of QLE LLC, was appointed as an independent director of Skyline. In addition, an employee of ASP Isotopes was appointed as an independent director of Skyline. On November 5, 2025, the board of directors of Skyline appointed Paul E. Mann (Executive Chairman of the Company and Chairman of the Board of Managers of QLE) as Executive Chairman of Skyline, effective January 1, 2026. In connection with his appointment, Skyline entered into an executive employment agreement with Mr. Mann, effective January 1, 2026.

The following table summarizes the consideration transferred to acquire Skyline and the amounts of identified assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in Skyline at the acquisition date:

Fair value of business combination
Cash consideration	$2,500,000
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	9,137,076
Accounts receivable	17,734,627
Prepaid expenses and other current assets	5,725,879
Property and equipment, net	487,547
Operating lease right-of-use asset, net	88,544
Deferred tax assets	67,414
Identifiable intangible assets	1,230,000
Equity method investments	1,320,355
Other non-current assets	4,247,008
Accounts payable	(2,289,253)
Debt - current	(11,940,389)
Finance lease liability - current	(17,961)
Operating lease liability - current	(75,501)
Due to related partiets	(2,842,263)
Other current liabilities	(3,657,441)
Deferred tax liabilities	(307,500)
Other noncurrent liabilities	(34,287)
Total identifiable assets acquired and liabilities assumed	18,873,855
Goodwill	3,387,944
Noncontrolling interest	(19,761,799)
Total purchase consideration	$2,500,000

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. QLE anticipates finalizing the purchase price allocation within 12 months from the acquisition date.

Goodwill arising from the acquisition as of August 29, 2025 of $3,387,944 was attributable mainly to the further acquisition opportunities of Skyline. QLE expects that no goodwill from this acquisition will be deductible for income tax purposes. QLE considered the contractual value of accounts receivable to approximate fair value. A credit reserve has been established to account for estimated uncollectible amounts. The net realizable value reflects QLE's best estimate of the amount expected to be collected. The results of Skyline have been included in the condensed consolidated financial statements from the date of the acquisition.

Skyline contributed revenues of $3,618,868 and net income of $290,529 to QLE for the period from August 29, 2025 to September 30, 2025, excluding the effect of net income attributable to noncontrolling interests.

The changes to the carrying value of goodwill, which is included in the construction services segment, is as follows:

Balance as of August 29, 2025 (acquisition date)	$3,387,944
Translation adjustment	3,380
Balance as of September 30, 2025	$3,391,324

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of QLE ’s operations for the three and nine months ended September 30, 2025 and 2024 as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of QLE’s performance had the acquisition occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Skyline. The unaudited pro forma information reflects the effects of applying QLE’s accounting policies to the combined historical financial information of QLE and Skyline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$12,543,156	$15,422,340	$39,168,996	$40,653,246
Net loss	$(12,569,130)	$(6,922,176)	$(95,577,758)	$(25,161,400)
Net loss per common share	$(0.14)	$(0.11)	$(1.26)	$(0.49)

On October 28, 2025, Skyline entered into a securities purchase agreement with certain accredited investors in a brokered private placement of (i) 17,370,909 Class A ordinary shares, par value $0.00001 per share (and/or prefunded warrants in lieu of Class A Ordinary Shares, and (ii) 17,370,909 Class A Ordinary Share Purchase Warrants to purchase Class A Ordinary Shares. The private placement closed on November 3, 2025. The gross proceeds of the private placement were approximately $23,885,000, before deducting placement agent fees and other offering expenses payable by Skyline.

On October 31, 2025, Skyline entered into a subscription and unit purchase agreement with a limited liability company engaged in the critical minerals space, pursuant to which Skyline subscribed for an approximate 20% membership interest in such company for a subscription price of $20,000,000.

13. Investments

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

As the owner of the Series Seed-1 Preferred Stock, the Company has the right to designate one board member. An officer and director of the Company was designated to fill that board seat. In addition, another board member of the Company is a board member, executive officer and shareholder of IsoBio.

The investment in IsoBio does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. The Company has not identified any observable price changes in orderly transactions for identical or similar investments and did not recognize any impairment losses. As of September 30, 2025, the carrying value of the investment was $5,000,000. This investment is included in “Other investments” on the consolidated balance sheet. The Company does not include this investment in the fair value hierarchy disclosure as it is not measured at fair value on a recurring basis.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the three and nine months ended September 30, 2025, the Company did not identify any observable price changes or impairment indicators related to this investment.

Skyline joint ventures

Skyline acquired a 51% ownership of KC-Glory JV, 51% ownership of KC-Geotech JV and 35% ownership of KC-CRFG JV (the "Joint Ventures). Skyline does not control Joint Ventures but has the ability to exercise significant influence over its operating and financial policies. Skyline’s exposure to loss is limited to its investment in each joint venture. Accordingly, the investments are accounted for under the equity method of accounting in accordance with ASC 323. Accordingly, Skyline accounted for the transaction under the equity method and recorded the carrying value of Skyline’s investment in joint ventures’ common shares at cost, including the transaction costs incurred to obtain the equity method investment, in the condensed consolidated balance sheets.

The Company recorded the initial carrying amount of the investments in the Joint Ventures of $1.3 million, representing the fair value of the interest acquired as of the acquisition date. As of September 30, 2025, the carrying amount of the investments in the Joint Ventures was $1.3 million and is included in equity investments on the condensed consolidated balance sheet.

14. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of September 30, 2025 and December 31, 2024.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 93,376,629 and 72,068,059 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through September 30, 2025.

In June 2025, the Company issued 7,518,797 shares of common stock at $6.65 per share resulting in net proceeds of approximately $46.8 million after deducting underwriting discounts, commissions and offering expenses.

In July 2025, the Company issued 7,500,000 shares of common stock at a public offering price of $8.00 per share resulting in net proceeds of approximately $56.3 million after deducting underwriting discounts, commissions and offering expenses.

The following shares were issued to consultants and vendors for the nine months ended September 30, 2025:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2025	50,000	$247,000	April 2025	$326,500	$79,500
Issuance of common stock to consultant	April 2025	50,000	326,500	April 2025	326,500	—
Issuance of restricted common stock to consultants	April 2025	180,000	1,175,400	April 2025	1,175,400	—
		280,000	$1,748,900		$1,828,400	$79,500

The following shares were issued to consultants and vendors for the nine months ended September 30, 2024:

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2024	100,000	$195,000	September 2024	$219,500	$(24,500)
Settlement of liability with consultants	April 2024	60,000	240,600	June 2024	183,600	$57,000
Issuance of common stock to consultant	June 2024	60,000	183,600	June 2024	183,600	$—
Settlement of liability with consultants	July 2024	50,000	164,000	September 2024	109,750	$54,250
Issuance of restricted common stock to consultants	September 2024	150,000	—	September 2024	—	$—
		420,000	$783,200		$696,450	$86,750

During the nine months ended September 30, 2025 and 2024, the Company issued shares of common stock to consultants and vendors to settle share liabilities. The fair value of these shares is recorded to share liability in the consolidated balance sheet and the change in fair value upon settlement of the share liability is recorded to change in fair value of share liability in the consolidated statements of operations and comprehensive loss.

Activity of the share liabilities for the nine months ended September 30, 2025 is as follows:

	Share Liability as of December 31, 2024	New Share Liabilities in 2025	Mark to Market Adjustments in 2025	Liabilities Settled in 2025	Share Liabilities as of September 30, 2025
Share liabilities	$—	$346,997	$200,138	$(326,500)	$220,635

Activity of the share liabilities for the nine months ended September 30, 2024 is as follows:

	Share Liability as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of September 30, 2024
Share liabilities originated in 2024	$—	$599,600	$(86,750)	$(512,850)	$—
Commission fee liability to be settled in common stock warrants	—	657,871	(241,219)	-	416,652
	$—	$1,257,471	$(327,969)	$(512,850)	$416,652

Common Stock Warrants

In May 2025, a warrant to purchase 1,294,778 shares of common stock was exercised and the Company received gross proceeds of $4,915,312. In July and September 2025, cashless exercises of warrants to purchase 151,741 shares of common stock were executed, resulting in the issuance of 123,497 shares of common stock. As of September 30, 2025 and December 31, 2024, there were warrants to purchase shares of common stock outstanding of 69,778 and 1,516,297 shares, respectively.

15. Stock Compensation Plan

Equity Incentive Plans

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2025, the Company added 3,603,403 shares to the 2022 Plan. As of September 30, 2025, 1,324,685 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of September 30, 2025, 1,045,000 shares remain available for future grant under the 2024 Plan.

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

QLE 2024 Equity Incentive Plan

In March 2024, the Company adopted the QLE 2024 Equity Incentive Plan (“QLE 2024 Plan”). The QLE 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards, performance awards and stock appreciation rights to employees, nonemployee directors, and consultants. The maximum contractual term of options granted under the QLE 2024 Plan is ten years and incentive stock options granted under the QLE 2024 Plan shall not exceed 50% of the maximum number of shares or units of common equity that may be issued under the QLE 2024 Plan. The maximum number of shares or units of QLE’s common equity that may be issued under the QLE 2024 Plan is equal to 15% of the common equity deemed outstanding as of the effective date of the QLE 2024 Plan. As of September 30, 2025, 4% of the common equity deemed outstanding remain available for future grant under the QLE 2024 Plan.

In September 2025, QLE granted restricted stock units (“RSUs”) totaling 11% of the common equity deemed outstanding to certain officers, employees and directors of QLE. The RSUs will vest subject to the occurrence of a Listing Event and, if applicable, an additional service-based vesting condition. A Listing Event shall mean the consummation of any of the following transactions by QLE, a corporate successor to QLE or a holding company established with respect to QLE’s equity securities in connection with any of the following transactions (a “Public Issuer”): (i) a listing of common equity of QLE (or the common equity of such Public Issuer) through acquisition by or merger of such Public Issuer with a special purpose acquisition company or another entity listed on the NYSE or NASDAQ, (ii) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act and in connection with such offering the common equity of QLE is listed for trading on the Nasdaq, the NYSE or another exchange or marketplace approved by the Board, or (iii) a direct listing of common equity of QLE (or the common equity securities of the Public Issuer) on the NYSE or Nasdaq.

Since the vesting of the RSUs is based on a liquidity event, no compensation cost will be recognized until the Performance Goal (Listing Event) is consummated. However, the fair value of the awards is calculated at the date of grant, which results in a total fair value of approximately $27.0 million.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930
Exercised	(1,705,000)	$1.85
Forfeited	(420,000)	$2.00
Outstanding as of September 30, 2025	606,000	$2.00	6.7	$4,617,720
Exercisable as of September 30, 2025	606,000	$2.00	6.7	$4,617,720
Vested or expected to vest as of September 30, 2025	606,000	$2.00	6.7	$4,617,720

No options were granted for the nine months ended September 30, 2025. In September 2025, cashless exercises of options to purchase 1,705,000 shares of common stock were executed, resulting in the issuance of 1,337,245 shares of common stock and proceeds of $41 resulting from the rounding of shares that were issued.

The Company recorded stock-based compensation expense from options of $(1,239) and $196,987 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense from options of $315,514 and $588,018 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Plan.

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

The Company recorded stock-based compensation expense from stock awards totaling $4,485,047 and $1,871,103 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense from stock awards totaling $10,487,672 and $5,711,742 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there is $21,133,348 of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over 2.2 years.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,814,703	$3.24
Granted	3,434,253	$6.88
Vested	(1,564,670)	$4.88
Unvested as of September 30, 2025	4,684,286	$5.36

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$4,485,047	$1,985,471	$10,683,235	$6,052,357
Research and development	(1,239)	82,619	119,951	247,403
Total	$4,483,808	$2,068,090	$10,803,186	$6,299,760

16. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on warrant to purchase common stock	$(12,874,007)	$(7,271,239)	$(96,383,061)	$(23,152,249)
Deemed dividend on warrant to purchase common stock	—	—	—	(2,779,659)
Net loss attributable to ASP Isotopes Inc. shareholders	(12,874,007)	(7,271,239)	(96,383,061)	(25,931,908)
Denominator:
Weighted average common stock outstanding, basic and diluted	88,552,309	61,532,172	75,985,507	51,779,067
Net loss per share, basic and diluted	(0.15)	(0.12)	(1.27)	(0.50)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2025	2024
Options to purchase common stock	606,000	2,731,000
Restricted stock	4,684,286	3,739,232
Warrants to purchase common stock	69,778	1,446,519
Total shares of common stock equivalents	5,360,064	7,916,751

17. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was -0.6% and 0.2%. The effective tax rate for the three months ended September 30, 2025 and 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was -0.1% and 0.2%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of September 30, 2025 and December 31, 2024, there were no uncertain tax positions.

As of September 30, 2025, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

On July 4, 2025, the “One Big Beautiful Bill Act” ("OBBBA") was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions. The Company has evaluated the impact of the new tax provision and determined there will be an immaterial impact to the tax provision.

18. Related Party Transactions

Skyline, acquired in the third quarter of fiscal year 2025, has certain transactions with parties affiliated with a director and joint ventures which are investments accounted for under the equity method. The transactions with these parties continued following the acquisition date and are summarized as follows:

Name of related parties	Relationship with Skyline
Ngo Chiu Lam	Director of Skyline
Kin Chiu Development Company Limited	An entity controlled by Ngo Chiu Lam
Kin Chiu-China Railway First Group Joint Venture	An equity method investment of Skyline
Kin Chiu-Glory Joint Venture	An equity method investment of Skyline
Kin Chiu-Geotech Joint Venture	An equity method investment of Skyline

Due to related parties as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Ngo Chiu Lam	$2,714,914	$—
Kin Chiu-China Railway First Group Joint Venture	165,444	—
Kin Chiu-Glory Joint Venture	320,195	—
Kin Chiu-Geotech Joint Venture	237,722	—
Total due to related parties	$3,438,275	$—

The balances represented advances from the director and amounts due to joint ventures for operation purposes. All amounts were unsecured, interest-free and repayable on demand.

Accounts receivable, net from joint ventures as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Kin Chiu-Glory Joint Venture	$1,363,188	$—

Balances of contract assets, net from joint ventures as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Kin Chiu-China Railway First Group Joint Venture	$295,835	$—
Kin Chiu-Glory Joint Venture	193,448	—
Kin Chiu-Geotech Joint Venture	41,166	—
Total balances of contract assets, net from joint ventures	$530,449	$—

Balances of contract liabilities, net from joint ventures as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Kin Chiu-China Railway First Group Joint Venture	$359,536	$—

PET Labs has an operating lease for office and production space in Pretoria, South Africa with the initial term set to expire in March 2026. The sole owner of the facility under the lease agreement is Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK.

19. Subsequent Events

The Company has evaluated subsequent events through November 19, 2025, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as described below.

Issuance of Common Stock

On October 16, 2025, the Company issued 17,167,380 shares of its common stock in a registered offering at the offering price of $12.25 per share, for net proceeds of approximately $199.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

East Coast Nuclear Pharmacy, LLC ("ECNP") Acquisition

In October 2025, the Company acquired ECNP for $2,500,000, payable in cash totaling $2,000,000 and notes totaling $500,000. The notes bear interest at the rate of four percent per annum and mature on July 1, 2026. ECNP is an independent radiopharmacy dedicated to nuclear medicine and the science of radiopharmaceutical production.

One 30 Seven Inc. ("One 30 Seven") Acquisition

In October 2025, QLE acquired substantially all of the assets, including an international patent application and its related rights, from One 30 Seven Inc., a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources. QLE made an initial cash payment of $150,000 and issued 266,113 shares of the Company’s common stock. The Company may be required to make additional payments, in cash or shares of the Company’s common stock, totaling $17.0 million upon completion of certain milestones.

In connection with the acquisition of assets from One 30 Seven, QLE entered into a consulting agreement with B-Con Engineering Inc., led by inventor Brian Creber, to develop and validate the functional operation of a Creber Mini Unit at an estimated cost of $4.5 million over 18 months, followed by either a Midi or Maxi Unit at approximately $12.5 to $13.0 million over another 18 months. QLE has agreed to fund the project through quarterly advances, with acceptance testing and monthly reporting to ensure milestones are met. In addition, QLE entered into a royalty agreement with One 30 Seven pursuant to which QLE agreed to pay a 6.0% royalty on net revenues from product sales or licensing for 15 years per product, starting from the first commercial sale. The royalty agreement will terminate if the commercialization of a Creber Unit is not achieved by the fourth anniversary of closing of the acquisition of assets from One 30 Seven.

Issuance and Conversion of Convertible Notes

On November 19, 2025, QLE received gross proceeds of $72.2 million through the issuance of convertible promissory notes with a stated interest rate of 8% (the “2025 Notes”). The maturity date of the 2025 Notes is November 19, 2030. The 2025 Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. In connection with the issuance of the 2025 Notes, QLE’s outstanding convertible promissory notes originally issued in March 2024 and June 2024 automatically converted into 2025 Notes with a value of $147,657,020, as of November 12, 2025. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap, a related party, and $30.0 million in gross proceeds from ASP Isotopes, its parent.

American Ventures Advisory Agreement

On October 28, 2025, QLE entered into an Advisory Agreement (“Advisory Agreement”) with American Ventures LLC, a Delaware limited liability company (“American Ventures”). Under the Advisory Agreement, American Ventures will provide various services to the Company related to QLE and its present and future subsidiaries’ business and operations and is considered a related party.

In October 2025, pursuant to the Advisory Agreement, QLE issued RSUs representing a right to receive a number of units or shares of common equity of QLE equal to 4.0% of the common equity of QLE deemed outstanding as of the date of grant, treating as outstanding only (i) ASP Isotopes’ membership interest in the Company and (ii) the shares or units of common equity issuable upon conversion of the 2024 Convertible Notes (or any securities issued upon conversion or exchange thereof). The total number of such RSUs cannot yet be calculated because the precise number of these units is based on a percentage of common equity deemed outstanding, which is contingent, in part, on the amount of securities issuable upon the conversion of QLE’s 2024 Convertible Notes. Such RSUs will vest as follows: (x) 50% upon the completion of the listing event, provided that such listing event occurs within 24 months of October 28, 2025, and (y) 50% on the six-month anniversary of such listing event.

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

We commenced commercial production of enriched isotopes at both of our ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. We anticipate shipping the first commercial batch of enriched C-12 during the fourth quarter of 2025. We anticipate shipping the first commercial batch of enriched Si-28 during the first quarter of 2026. We anticipate shipping the first commercial batch of enriched C-14 in the first half of 2026. We have also completed the commissioning phase and are producing commercial samples of highly enriched Yb-176 at our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. The customer acceptance process for Yb-176 is relatively lengthy and we expect to ship commercial quantities of Yb-176 during the first half of 2026.

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

QLE acquired Skyline in August 2025. Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain such as uranium and rare earth recovery from diluted water sources such as ocean water, mineral rich brines, waste water streams and industrial effluent.

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

Beginning in 2024, primarily as a result of increased business activities of our subsidiary, QLE, we had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, we have three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services.

QLE. In September 2023, we formed Quantum Leap Energy LLC (“QLE”), which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels such as HALEU and Lithium-6.

As previously announced, our board of directors intends to pursue the separation of our Nuclear Fuels business and Specialist Isotopes and Related Services business in two independent companies. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence we and QLE have different business models and we believe that both companies would benefit if QLE is independently managed and financed. We plan to effect the separation through a listing of QLE in a transaction that results in QLE as a separate public company with shares listed on a U.S. national securities exchange and a portion of QLE’s common equity to be distributed to the Company’s stockholders as of a to-be-determined future record date and, although no assurance can be given, we are aiming to initiate the process for listing of QLE as a separate public company during the fourth quarter of 2025, subject to market conditions and obtaining applicable approvals and consents and complying with applicable rules and regulations and public market trading and listing requirements. In November 2025, we announced that QLE had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering of QLE’s Class A common stock. While we currently expect that a listing of QLE as a separate public company is the most likely separation transaction, our board of directors remains committed to maximizing shareholder value creation, and will continue to evaluate other options for separation to maximize shareholder value.

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

PET Labs. We have a 51% ownership stake in PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market. Under the terms of the Share Purchase Agreement pursuant to which we acquired the shares in PET Labs, we agreed to pay a total of $2,000,000 for the shares in two installments. The first installment of $500,000 was paid in November 2023. In January 2025 and 2024, we paid $750,000 and $264,750, respectively, towards the balance due. The remaining balance of $485,250 is due upon demand any time after October 31, 2024, and is expected to be paid in December 2025.

Skyline Builders Group Holding Ltd.

In August 2025, QLE completed an acquisition of Skyline Builders Group Holding Ltd. ("Skyline"). QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1,000,000. Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share ("Prefunded Warrants"), (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share ("A Warrant"), and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share ("B Warrant" and together with Prefunded Warrant and A Warrant, "Warrants"), for the aggregate purchase price of $1,500,000 ("Skyline Purchase Agreement").

Each Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of Skyline, and each Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of Skyline. In no event shall Class A Ordinary Shares be convertible into Class B Ordinary Shares. In no event shall Class B Ordinary Shares be convertible into Class A Ordinary Shares. On the acquisition date, QLE became the holder of 79.14% of the aggregate voting power represented by all of Skyline's outstanding Class A ordinary shares and Class B ordinary shares, and thereby gaining control over Skyline.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain such as uranium and rare earth recovery from diluted water sources such as ocean water, mineral rich brines, waste water streams and industrial effluent.

Effective September 18, 2025, Dr. Ryno Pretorius, Chief Executive Officer of QLE LLC, was appointed as an independent director of Skyline. In addition, an employee of ASP Isotopes was appointed as an independent director of Skyline.

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

In July 2025, we issued 7,500,000 shares of common stock at $8.00 per share in a registered direct offering resulting in net proceeds of approximately $56.3 million after deducting underwriting discounts, commissions and offering expenses.

In October 2025, we issued 17,167,380 shares of common stock in a registered offering at the offering price of $12.25 per share, for net proceeds of approximately $199.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On November 19, 2025, QLE received gross proceeds of $72.2 million through the issuance of convertible promissory notes with a stated interest rate of 8% (the “2025 Notes”). The maturity date of the 2025 Notes is November 19, 2030. The 2025 Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. In connection with the issuance of the 2025 Notes, QLE’s outstanding convertible promissory notes originally issued in March 2024 and June 2024 automatically converted into 2025 Notes with a value of $147,657,020, as of November 12, 2025. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap, a related party, and $30.0 million in gross proceeds from ASP Isotopes, its parent.

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

For the nine months ended September 30, 2025, no collaboration revenue has been recognized in the consolidated statements of operations and comprehensive loss.

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

Renergen Acquisition and Financing

On May 20, 2025, we entered into an agreement (the “Firm Intention Agreement”) with Renergen Limited, a public company incorporated under the laws of the Republic of South Africa focused on production of liquefied helium (LHe) and liquefied natural gas (LNG) (“Renergen”), pursuant to which, subject to the terms and conditions thereof, the Company will make an offer to acquire all of the issued ordinary shares of Renergen (“Renergen Ordinary Shares”), in exchange for shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), as described below (the “Offer”). The Company intends to implement the Offer through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008 (the “Companies Act”). As a result of the implementation of the Scheme, Renergen will become a wholly owned subsidiary of the Company. If the Scheme lapses or fails, solely due to one or more Scheme conditions not being fulfilled or, where applicable, not being waived, the Company, as part of the same Offer, will make an offer to acquire up to 100% of the Renergen Ordinary Shares from Renergen shareholders by way of general standby offer, which will not be subject to any condition as to acceptances (the “Standby Offer”).

The implementation of the Scheme will result in the delisting of the Renergen Ordinary Shares from the Johannesburg Stock Exchange (the “JSE”), the Australian Securities Exchange and A2X. The Company Common Stock will continue to be listed on The Nasdaq Capital Market and will additionally be listed on the JSE by way of a secondary inward listing (the “Company Secondary Listing”).

Offer Consideration. On the implementation date of the Scheme (the “closing date of the acquisition”), the holders of record of Renergen Ordinary Shares, who are registered as such in Renergen’s securities register as of the applicable record date for purposes of the listing requirements of the JSE (the “Scheme Record Date”), will exchange 100% of the issued Renergen Ordinary Shares as of the Scheme Record Date, excluding treasury shares, in exchange for consideration consisting of 0.09196 shares of Company Common Stock for each Renergen Ordinary Share (the “Scheme Consideration” and the shares of Company Common Stock to be issued as the Scheme Consideration or in the Standby Offer, the “Consideration Shares”). Any entitlements to fractions of shares of Company Common Stock that otherwise would be issuable pursuant to the Scheme will be rounded down to the nearest whole number of shares and a cash payment will be made for any fractional shares resulting from such rounding. In no event will the Company issue more than 14,270,000 Consideration Shares.

As of November 14, 2025, the implementation of the Scheme and the issuance of the Consideration Shares is expected to result in current securityholders of Renergen and current securityholders of the Company owning approximately 11% and 89%, respectively, of the outstanding shares of Company Common Stock immediately following the closing date of the acquisition.

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

Exclusivity Agreement and Bridge Loan. On March 31, 2025, the Company and Renergen entered into an exclusivity agreement (as subsequently amended, the “Exclusivity Agreement”), pursuant to which the parties agreed to discuss and negotiate the proposed transaction on an exclusive basis for a limited period ending on May 31, 2025. Renergen received a refundable exclusivity payment of the ZAR equivalent amount of $10 million, which amount has since been converted into and credited as an advance under a $30 million bridge loan agreement, dated May 19, 2025, by and among the Company, ASP Isotopes South Africa Proprietary Limited, as lender, and Renergen, as borrower (the “Bridge Loan Agreement”). Under the Bridge Loan Agreement, the Company agreed to advance two tranches of loan amounts of the ZAR equivalent amount of $10 million, each of which was advanced to Renergen in the second quarter of 2025, such that the total advanced amounts advanced to Renergen as of September 30, 2025 is the ZAR equivalent of $30 million, to enable Renergen to meet key lender payment deadlines and avoid a default by Renergen under its existing loan/funding arrangements. The Bridge Loan Agreement was amended to extend the repayment date to November 28, 2025.

Investment in IsoBio, Inc.

On July 28, 2025, we purchased 2,000,000 shares of IsoBio, Inc. (“IsoBio”) Series Seed-1 Preferred Stock at $2.50 per share for a total aggregate purchase price of $5,000,000. IsoBio is a U.S.-based radiotherapeutic development company focused on developing a broad pipeline of mAb-based radioisotope therapeutics targeting both derisked and novel tumor antigens for patients in need of new cancer therapies.

As the owner of the Series Seed-1 Preferred Stock, we have the right to designate one board member. An officer and director of ours was designated to fill that board seat. In addition, another board member of ours is a board member and executive officer of IsoBio.

Other Contractual Obligations

We enter into contracts in the normal course of business for testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For additional details regarding our contractual obligations, see Note 9 "Commitments and Contingencies" and Note 10 “Leases” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

Effective with the acquisition of 51% of PET Labs, the Company recognizes revenue from the sale of nuclear medical doses for PET scanning. Effective with the acquisition of 79% of Skyline, we recognize revenue from performing construction services, including roads and drainage.

Cost of Revenue

Cost of revenue associated with the sale of nuclear medical doses for PET scanning consist of labor, delivery and materials. Cost of revenue associated with performing construction services is primarily comprised of subcontracting costs, staff costs and materials costs, which are expensed as incurred.

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

Segment Information

Beginning in 2024, primarily as a result of increased business activities of our subsidiary, QLE, we had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, we have three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services.

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

The construction services segment is focused on performing public civil engineering, including roads and drainage, to its customers in Hong Kong.

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

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended September 30, 2025 and 2024 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$1,270,658	$1,087,695	$(10,333,462)	$(3,722,764)
Nuclear fuels	—	—	(2,850,669)	(3,632,625)
Construction services	3,618,868	—	290,529	—
	$4,889,526	$1,087,695	$(12,893,602)	$(7,355,389)

Select information from the consolidated statements of operations and comprehensive loss as of the nine months ended September 30, 2025 and 2024 is as follows:

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$3,570,608	$2,950,348	$(25,146,756)	$(14,637,771)
Nuclear fuels	—	—	(71,655,966)	(8,563,904)
Construction services	3,618,868	—	290,529	—
	$7,189,476	$2,950,348	$(96,512,193)	$(23,201,675)

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Revenue	$4,889,526	$1,087,695	$3,801,831
Cost of revenue	4,466,348	793,714	3,672,634
Gross profit	423,178	293,981	129,197
Operating expenses:
Research and development	3,098,507	1,034,446	2,064,061
Selling, general and administrative	12,291,610	4,693,158	7,598,452
Total operating expenses	15,390,117	5,727,604	9,662,513
Other (expense) income:
Foreign exchange transaction loss	(41,906)	(131,247)	89,341
Change in fair value of share liability	(70,869)	381,969	(452,838)
Change in fair value of convertible notes payable	172,836	(2,692,073)	2,864,909
Interest income	1,844,114	602,181	1,241,933
Interest expense	(146,056)	(90,966)	(55,090)
Other income	388,847	—	388,847
Total other (expense) income	2,146,966	(1,930,136)	4,077,102
Loss before income tax expense	$(12,819,973)	$(7,363,759)	$(5,456,214)

Revenue and Cost of Revenue

We have recognized revenue of PET Labs from the sale of nuclear medical doses for PET scanning for the three months ended September 30, 2025 and 2024. With the acquisition of Skyline in August 2025, we also recognized revenue from performing construction services, including roads and drainage for the three months ended September 30, 2025. In addition, we have recognized the related cost of revenue, operating expenses and other income and expenses of PET Labs and Skyline for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Personnel-related costs	$1,114,411	$368,515	$745,896
Manufacturing engineering	1,120,855	—	1,120,855
Consulting and professional	41,966	316,157	(274,191)
Facility and depreciation expenses	793,004	169,798	623,206
Other expenses	28,271	179,976	(151,705)
Total research and development expenses	$3,098,507	$1,034,446	$2,064,061

Research and development expenses were $3,098,507 for the three months ended September 30, 2025, compared to $1,034,446 for the three months ended September 30, 2024. The overall increase of $2,064,061 was primarily due to the following:

•
an increase in personnel-related costs of $745,896 due to an increase in headcount and salaries;
•
an increase in facility and depreciation expenses of $623,206 due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in manufacturing engineering testing expenses of $1,120,855 in order to optimize commercial production.

This increase is partially offset by:

•
a decrease in consulting and professional fees of $274,191 due to decreased outsourced development activity for new specialty isotopes; and
•
a decrease in other expenses of $151,705 primarily related to other general research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,291,610 for the three months ended September 30, 2025, compared to $4,693,158 for the three months ended September 30, 2024. The overall increase of $7,598,452 was primarily due to the following:

•
an increase in personnel-related costs of $3,935,373 primarily due to an increase in headcount and salaries;
•
an increase in professional fees of $1,742,728 primarily due to corporate development activity and consulting costs related to new general ledger system;
•
an increase in facility and depreciation expenses of $692,164 due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance;
•
an increase in employee travel and related expenses of $352,320; and
•
an increase in other general and administrative office expenses of $763,968.

Other (Expense) Income

Other income for the three months ended September 30, 2025 was $2,146,966, which includes interest income of $1,844,114, other income of $388,847 primarily related to distribution fee income from Skyline and income of $172,836 due to change in fair value of the convertible notes payable issued in March and June 2024, partially offset by a change in fair value of share liability of $70,869 related to the share issued to consultants, interest expense of $146,056 and a foreign exchange transaction loss of $41,906.

Other expense for the three months ended September 30, 2024 was $1,930,136, which includes a $2,692,073 change in fair value of the convertible notes payable issued in March and June 2024, interest expense of $90,966 and a foreign exchange transaction loss of $131,247, partially offset by a $381,969 change in the fair value of the share liability related to the shares issuable to a consultant and interest income of $602,181.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Revenue	$7,189,476	$2,950,348	$4,239,128
Cost of revenue	5,867,360	1,956,473	3,910,887
Gross profit	1,322,116	993,875	328,241
Operating expenses:
Research and development	5,508,227	1,722,882	3,785,345
Selling, general and administrative	30,701,750	17,976,882	12,724,868
Total operating expenses	36,209,977	19,699,764	16,510,213
Other (expense) income:
Foreign exchange transaction loss	(140,423)	(129,443)	(10,980)
Change in fair value of share liability	(200,138)	327,969	(528,107)
Change in fair value of convertible notes payable	(64,542,295)	(5,220,599)	(59,321,696)
Interest income	3,282,834	657,899	2,624,935
Interest expense	(315,010)	(173,832)	(141,178)
Other income	388,847	—	388,847
Total other (expense) income	(61,526,185)	(4,538,006)	(56,988,179)
Loss before income tax expense	$(96,414,046)	$(23,243,895)	$(73,170,151)

Revenue and Cost of Revenue

We have recognized revenue of PET Labs from the sale of nuclear medical doses for PET scanning for the nine months ended September 30, 2025 and 2024. With the acquisition of Skyline in August 2025, we also recognized revenue from performing public civil engineering, including roads and drainage for the nine months ended September 30, 2025. In addition, we have recognized the related cost of revenue, operating expenses and other income and expenses of PET Labs and Skyline for the same periods.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Personnel-related costs	$1,781,352	$673,140	$1,108,212
Manufacturing engineering	1,246,029	—	1,246,029
Consulting and professional	151,555	490,647	(339,092)
Facility and depreciation expenses	2,029,547	329,425	1,700,122
Other expenses	299,744	229,670	70,074
Total research and development expenses	$5,508,227	$1,722,882	$3,785,345

Research and development expenses were $5,508,227 for the nine months ended September 30, 2025, compared to $1,722,882 for the nine months ended September 30, 2024. The overall increase of $3,785,345 was primarily due to the following:

•
an increase in personnel-related costs of $1,108,212 primarily due to the increase in headcount, salaries and related costs;
•
an increase in manufacturing engineering testing expenses of $1,246,029 in order to optimize commercial production.
•
an increase in facility and depreciation expenses of $1,700,122 due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in other expenses of $70,074 primarily related to other general research and development expenses.

This increase is partially offset by a decrease in consulting and professional fees of $339,092 due to decreases in outsourced development activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30,701,750 for the nine months ended September 30, 2025, compared to $17,976,882 for the nine months ended September 30, 2024. The overall increase of $12,724,868 was primarily due to the following:

•
an increase in personnel-related costs of $8,164,458 primarily due to the increase in headcount, salaries and related costs;
•
an increase in facility and depreciation expenses of $481,429 due to an increase in space dedicated to commercialization;
•
an increase in professional fees of $2,808,232 primarily due to corporate development activity and consulting costs related to new general ledger system; and
•
an increase in other general and administrative office expenses of $1,532,625.

Other (Expense) Income

Other expense for the nine months ended September 30, 2025 was $61,526,185, which includes an expense of $64,542,295 due to change in fair value of the convertible notes payable issued in March and June 2024, a change in fair value of share liability related to the shares issuable to consultants of $200,138, interest expense of $315,010 and a foreign exchange transaction loss of $140,423, partially offset by interest income of $3,282,834 and other income of $388,847 primarily related to distribution fee income from Skyline.

Other expense for the nine months ended September 30, 2024 was $4,538,006, which includes a $5,220,599 change in fair value of the convertible notes payable issued in March and June 2024, a foreign exchange transaction loss of $129,443 and interest expense of $173,832, partially offset by a $327,969 change in the fair value of the share liability related to the shares issuable to a consultant and interest income of $657,899.

Non-GAAP Financial Information

We use certain measures to assess the financial performance of our business, as well as to comply with the reporting requirements of the JSE. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include headline loss, and headline loss per common share.

An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations are set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measures that are calculated in accordance with GAAP.

Headline Loss per Share

In connection with our secondary listing on the JSE, we are required to calculate and publicly disclose headline loss per share and diluted headline loss per share. Headline loss per share is calculated using net loss which has been determined in accordance with GAAP. Headline loss for the period represents the loss for the period attributable to our common stockholders adjusted for the remeasurements that are more closely aligned to the operating or trading results as set forth below, and headline loss per share represents headline loss divided by the weighted average number of shares of common stock outstanding.

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to ASP Isotopes Inc. shareholders	$(12,874,007)	$(7,271,239)	$(96,383,061)	$(25,931,908)
Adjusted for:
Deemed dividend on inducement warrant for common stock	—	—	—	2,779,659
Change in fair value of share liability	70,869	(381,969)	200,138	(327,969)
Change in fair value of convertible notes payable	(172,836)	2,692,073	64,542,295	5,220,599
Headline loss	$(12,975,974)	$(4,961,135)	$(31,640,628)	$(18,259,619)
Weighted average common shares outstanding on which the net loss attributable to ASP Isotopes Inc. shareholders per share and headline loss per share has been calculated - basic and diluted	88,552,309	61,532,172	75,985,507	51,779,067
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.15)	$(0.12)	$(1.27)	$(0.50)
Headline loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.15)	$(0.08)	$(0.42)	$(0.35)

The above disclosure was prepared for the purpose of complying with the reporting requirements of the JSE and includes certain non-GAAP measures, such as headline loss and headline loss per common share, and related reconciliations.

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

As of September 30, 2025, we had cash and cash equivalents of $113.9 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

We recognize revenue from the sale of nuclear medical doses for PET scanning in South Africa. Our ability to generate product revenue from the sale of nuclear medical doses for PET scanning sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion. Effective with the acquisition of 79% of Skyline in August 2025, we also recognize revenue from performing construction services, including roads and drainage.

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
•
the costs to list QLE as a separate public company; and
•
costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(19,928,958)	$(12,935,554)
Investing activities	(35,611,979)	(8,352,422)
Financing activities	107,484,812	64,841,207
Change in cash and cash equivalents	$51,943,875	$43,553,231

Operating Activities

Net cash used in operating activities was $19,928,958 for the nine months ended September 30, 2025 and was primarily due to our net loss of $96.5 million, adjusted for stock-based compensation expense of $10,803,186, amortization of right-of-use asset of $450,453, depreciation and amortization expense of $934,650 and $40,665, respectively, issuance of common stock to a consultant with a fair value of $673,497, change in fair values for the convertible notes payable of $64,542,295, noncash interest on the note receivable of $1,189,144 and a $138,900 change in our operating assets and liabilities.

Net cash used in operating activities was $12,935,554 for the nine months ended September 30, 2024, and was primarily due to our net loss of $23.2 million, adjusted for stock-based compensation expense of $6,299,760, non-cash issuance costs for the convertible notes payable of $621,915, amortization of right-of-use asset of $343,473, depreciation expense of $425,630, issuance of common stock to a consultant with a fair value of $783,200, change in fair values for the convertible notes payable of $5,220,599 and a $3,071,004 change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $35,611,979 for the nine months ended September 30, 2025 and was comprised of cash paid for a note receivable of $30,000,000, purchase of IsoBio investment of $5,000,000 and the purchases of machinery and equipment, vehicles and construction in progress of $7,255,776, partially offset by cash provided by the acquisition of Skyline of $6,643,797.

Net cash used in investing activities was $8,352,422 for the nine months ended September 30, 2024 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress.

Financing Activities

Net cash provided by financing activities was $107,484,812 for the nine months ended September 30, 2025 and was comprised primarily of $110,000,000 in gross proceeds from the issuance of common stock, $2,804,466 in proceeds from the issuance of notes payable and $4,915,312 in proceeds from the exercise of warrants, partially offset by underwriting discounts, commissions and offering expenses from the issuance of common stock of $6,932,580, payments of $3,384,553 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $104,447 and distribution to noncontrolling interest in VIE of $403,581.

Net cash provided by financing activities was $64,841,207 for the nine months ended September 30, 2024, and was comprised primarily of gross proceeds of $25,936,228 from the issuance of convertible notes payable, gross proceeds of $34,500,000 million from the issuance of common stock, $5,537,975 million from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $891,479, proceeds from collection of receivable from noncontrolling interest in VIE of $706,774, partially offset by costs to issue common stock of $2,194,041, payments of $438,569 on the note payable related to a financed corporate insurance policy, payment of principal portion of finance leases of $38,347 and distribution to noncontrolling interest in VIE of $60,292.

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

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $27,000 with a term expiring on March 30, 2026 with automatic monthly extension afterwards. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

In November 2024 and 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $500,923 and $526,282, respectively. During 2024, the Company entered into several loans to purchase motor vehicles and certain equipment totaling $2,020,511. For the nine months ended September 30, 2025, the Company entered into loans to purchase motor vehicles and certain equipment totaling $306,691. These loans are secured by the underlying assets included in property and equipment. Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1, for information regarding interest rates and maturities.

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

In addition, we entered into a Loan Agreement with Renergen in which a total of $30,000,000 will be provided by us in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Loan Agreement, the full amount of the previously paid exclusivity fee of $10,000,000 is applied to the loan. The remaining $20,000,000 available under the loan was paid by us to Renergen prior to June 30, 2025. The Loan Agreement was amended to extend the repayment date to November 28, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025. In order to remediate the material weakness, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience.

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

We are subject to certain risks as a result of QLE’s investment in Skyline.

As disclosed elsewhere in this Form 10-Q, effective August 29, 2025, QLE completed an acquisition of the controlling interest in Skyline Builders Group Holding Limited, a company incorporated under the laws of the Cayman Islands ("Skyline") with its Class A Ordinary Shares listed on The Nasdaq Stock Market LLC under the symbol "SKBL". QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares, which carry super-voting rights, for the aggregate purchase price of $1,000,000 ("Skyline Class B Purchase Agreement"). Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share, (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share, and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share, for the aggregate purchase price of $1,500,000 ("Skyline Class A Purchase Agreement").

After giving effect to the transactions contemplated by the Skyline Class B Purchase Agreement and the Skyline Class A Purchase Agreement and other related transactions involving Skyline and its former controlling shareholder, QLE became the holder of 79.14% of the aggregate voting power represented by all outstanding Class A Ordinary Shares and Class B Ordinary Shares, and thereby gaining control over Skyline. As a result, we consolidate the financial statements of Skyline, as well as our other subsidiaries, in our consolidated financial statements. As a result, we are subject both to the risks and benefits associated with the equity securities of Skyline and the risks and benefits associated with the underlying business of Skyline.

Our business strategy includes acquiring companies and making investments that complement our existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We expect to continue to evaluate the acquisition of strategic businesses and technologies with the potential to strengthen our industry position or enhance our existing offerings. For example, effective October 21, 2025, QLE acquired substantially all assets of One 30 Seven (a Canadian company specializing in decontamination solutions for radioactive waste from nuclear power plants, radiopharmaceuticals, and military sources) in an acquisition intended to advance the development of Creber Micro, Mini, Midi, and Maxi Units and allow QLE to offer Nuclear Waste processing solutions. In addition, effective August 29, 2025, QLE completed an acquisition of the controlling interest in Skyline, which we intend to use to pursue opportunities to acquire assets in the critical materials supply chain that we believe will help the United States and QLE secure important feedstocks that are vital to the security of the United States and long-term growth of QLE. However, we cannot assure you that completed acquisitions will be successful or that we will identify or successfully complete suitable acquisitions in the future. Acquisitions that do not achieve the intended strategic or operational benefits could adversely affect our operating results and may result in an impairment charge.

Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including: (i) diversion of management’s time and attention from daily operations; (ii) difficulties integrating acquired businesses, technologies and personnel into our business; (iii) inability to obtain required regulatory approvals; (iv) inability to obtain required financing on favorable terms or, if so obtained, risks associated with incurrence of substantial amounts of indebtedness to finance the acquisition; (iv) potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; and (v) assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health and third party property and casualty liabilities). Any acquisitions or investments may ultimately harm our business or consolidated financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We may acquire companies or make investments or otherwise enter into new markets in which we have little or no experience, which may lead us to fail to realize the anticipated benefits of such entry and which may adversely affect our financial condition and results of operations.

From time to time we may acquire or make investments in companies or businesses to gain access to, or otherwise seek to enter, new product or geographic markets in which we have no, or only limited, familiarity and experience. In addition, we may acquire companies that have substantial operations in other lines of business in which we have limited or no prior experience, that may be difficult to divest on commercially reasonable terms or at all, or for which we may incur significant costs to divest. For example, with the acquisition of the controlling interest in Skyline, which we intend to use to pursue opportunities to acquire assets in the critical materials supply chain, we acquired ongoing civil engineering services operations Hong Kong, which is not the focus of our other business and operations. We may fail to achieve the business objectives that we intended to achieve at the time we acquired or invested in a company or entered into a new market, which may have a material adverse effect on our reputation, business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2025, we issued 115,805 shares of common stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.

On October 21, 2025, we closed on an acquisition of One 30 Seven Inc., a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources, in which we issued approximately 266,113 shares of our common stock valued at $10.7097 per share, which is the volume-weighted average price one share of the our common stock over the trailing 30-day period up to October 17, 2025. The issuance of the common stock to the seller was completed in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. We did not receive any cash proceeds from this issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Series Seed-1 Preferred Stock Purchase Agreement, dated as of July 28, 2025, by and between IsoBio, Inc. and ASP Isotopes Inc.
10.2*	Investors’ Rights Agreement, dated as of July 28, 2025, by and among IsoBio, Inc. and the Investors named therein
10.3*	Voting Agreement, dated as of July 28, 2025, by and among IsoBio, Inc., ASP Isotopes Inc. and the Key Holders named therein
10.4*	Right of First Refusal and Co-Sale Agreement, dated as of July 28, 2025, by and among IsoBio, Inc. ASP Isotopes Inc. and the Key Holders named therein
10.5*	Letter, dated as of November 6, 2025, to the Term Loan Facility Agreement by and among ASP Isotopes Inc., Renergen Limited and ASP Isotopes South Africa Proprietary Limited
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes Inc.

Date: November 19, 2025	By:	/s/ Robert Ainscow
Robert Ainscow
Interim Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)