Form 10-K
period 2025-12-31
ASP Isotopes Inc.
filed 2026-04-10
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41555

ASP Isotopes Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-2618235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Ross Avenue Suite 4575E
Dallas, TX	75201
(Address of principal executive offices)	(Zip code)

(214) 432-8219

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange
Title of each class	Trading Symbol	on which registered:
Common stock, par value $0.01 per share	ASPI	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $399.8 million.

There were 125,903,447 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ASP Isotopes Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

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
•
our ability to complete the construction of, commission and successfully operate isotope enrichment plants and Phase 2 of the Virginia Gas Project in a cost-effective manner;
•
our ability to meet, and to continue to meet, applicable regulatory requirements for the use of the isotopes we may produce using the ASP technology or the QE technology;
•
our ability to obtain regulatory approvals for the enrichment of uranium and the production and distribution of other isotopes;
•
our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to the ASP technology, the QE technology and our enrichment facilities in South Africa;
•
our ability to execute on various projects and strategic initiatives with potential customers and partners, including our initiative to commence enrichment of uranium in South Africa and to complete development of Phase 2 of the Virginia Gas Project;
•
the success or profitability of our future offtake arrangements with respect to various isotopes that we may produce using ASP technology or the QE technology or with respect to helium or liquified natural gas (“LNG”) we may produce at the Virginia Gas Project;
•
a failure of demand for various isotopes that we may produce using ASP technology or the QE technology or for helium or LNG we produce at the Virginia Gas Project;
•
our future capital requirements and sources and uses of cash;
•
our ability to obtain funding for our operations and future growth;
•
the extensive costs, time and uncertainty associated with new technology development;
•
our ability to implement and maintain effective internal controls;
•
developments and projections relating to our competitors and industry;
•
the ability to recognize the anticipated benefits of acquisitions and investments, including our acquisition of Renergen, our investment in Skyline Builders Group Holding Limited (Nasdaq: SKBL), the assets we acquired from One 30 Seven, Inc., our radiopharmacy acquisitions, our investment in PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), the assets and intellectual property we acquired from Klydon Proprietary Ltd (“Klydon”), and our acquisition of assets of Molybdos (Pty) Limited (“Molybdos”) in the “business rescue” auction;
•
problems with the performance of the ASP technology or the QE technology in the enrichment of isotopes;

•
our dependence on a limited number of third-party suppliers for certain components and our inability to obtain third-party providers or contractors to conduct our operations, including with respect to the development of Phase 2 of the Virginia Gas Project;
•
our inability to adapt to changing technology and diagnostic landscapes, such as the emergence of new diagnostic scanners or tracers;
•
our expected dependence on a limited number of key customers for isotopes that we may produce using ASP technology or the QE technology;
•
our inability to protect our intellectual property and the risk of claims asserting that we have infringed on the intellectual property of others;
•
our inability to compete effectively;
•
risks associated with the current economic environment, including any future economic downturn, the impact of inflation or tariffs, disruptions in financial credit and other disruptions resulting from geo-political events such as the Russian invasion of Ukraine, conflicts in the Middle East, including the United States-Israel-Iran war, trade tensions between the U.S. and China and U.S. military operations in Venezuela;
•
fluctuations in the market price and demand for LNG, helium and other natural gases and the drivers of such fluctuations;
•
risks associated with our international operations;
•
our credit counterparty risks;
•
geopolitical risk and changes in applicable laws or regulations, including alteration, suspension or cancellation of our Exploration Rights and Production Right in South Africa;
•
our inability to manage commodity risks;
•
the highly speculative nature of Renergen’s exploration projects;
•
our inability to adequately protect our technology infrastructure;
•
our inability to hire or retain skilled employees and the loss of any of our key personnel;
•
operational risk;
•
costs and other risks associated with being a reporting company and being subject to the Sarbanes-Oxley Act;
•
our ability to complete the listing of Quantum Leap Energy as a standalone public company within the anticipated timeframe or at all; and
•
other factors that are described in “Risk Factors,” beginning on page 27.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the potential markets for certain isotopes and for helium and LNG, including data regarding the estimated size of those respective markets, their respective projected growth rates, and, in the case of our isotope enrichment platform, the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Note Regarding Company References

Unless the context otherwise requires, references to the “Company,” “our Company,” “ASPI,” “we,” “us” and “our” refer to ASP Isotopes Inc. and its direct and indirect subsidiaries; references to “ASP Isotopes” refer to ASP Isotopes Inc. and not to any of its subsidiaries; references to “QLE” refer to Quantum Leap Energy, LLC; references to “Renergen” refer to Renergen Limited, a public corporation incorporated in 2014 and existing under the South African Companies Act 71 of 2008, as amended, together with its subsidiaries unless the context dictates otherwise; references to “Tetra4” refer to Tetra4 Proprietary Limited; references to “Skyline” refer to Skyline Builders Group Holding Limited, together with its subsidiaries.

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

PART I

Item 1. Business

Overview

We are an advanced materials company dedicated to the development of a differentiated isotope enrichment platform to strengthen global supply chain access to critical materials used in nuclear medicine, next-generation semiconductors, and nuclear energy. In addition, in January 2026, we acquired Renergen, which is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG (as discussed further below). Our proprietary enrichment technologies, the Aerodynamic Separation Process (“ASP technology”) and Quantum Enrichment technology (“QE technology”), are designed to enable the production of isotopes for a range of industrial and advanced technology applications. Our initial focus with respect to our isotope enrichment platform is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

We commenced commercial production of enriched isotopes at both of our ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. We are targeting initial commercial shipments of enriched C-14 in mid-2026. We are targeting initial commercial shipments of enriched Si-28 during the second quarter of 2026. We have also completed the commissioning phase and are producing commercial samples of highly enriched Yb-176 at our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. We are targeting initial commercial shipments of Yb-176 in mid-2026 or the third quarter of 2026.

In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology. We are considering the future development of the ASP technology for the separation of Zinc-68 and Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for potential use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market. We are also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium-6 and Lithium-7.

QLE is currently pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. We believe that the U-235 QLE may produce has the potential to be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of our uranium enrichment initiative in South Africa, we have entered into certain definitive agreements with TerraPower, LLC (“TerraPower”), including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer. In addition, QLE’s South African subsidiary has entered into a Pre-Implementation Services Contract Agreement (“Services Contract”) with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, pursuant to which Necsa has agreed to provide to QLE’s South African subsidiary certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. In the period since our inception to date, we have not applied our enrichment technologies to the enrichment of U-235, nor received permission or regulatory approval to conduct testing of our enrichment technologies on U-235, except for the activities contemplated by the Services Contract with Necsa. Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of U-235 could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176.

QLE acquired a controlling interest in Skyline in August 2025. Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiaries, Kin Chiu Engineering Limited and Kin Chiu Development Company Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

We acquired Renergen in January 2026. Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the natural gas reserve base that underpins Renergen’s natural gas development project (the “Virginia Gas Project”). The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s natural gas processing plant in the Free State Province of South Africa (the “Viriginia Gas Plant”). Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds an onshore petroleum production right and is the entity developing the Virginia Gas Project.

Our Subsidiaries

We operate principally through our subsidiaries as described below.

Specialist Isotopes. ASP Isotopes Guernsey Limited (the holding company for certain subsidiaries in the Cayman Islands, South Africa, Iceland and the United Kingdom) is focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Molybdenum-100 (“Mo-100"), and Si-28). ASP Isotopes UK Ltd is the owner of our enrichment technology.

Quantum Leap Energy. In September 2023, we formed QLE, which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels, such as HALEU and Lithium-6. QLE’s direct wholly owned subsidiary Quantum Leap Energy Limited (“QLE UK”), has its operations in the United Kingdom. QLE UK’s direct wholly owned subsidiary, Quantum Leap Energy Proprietary Limited (“QLE South Africa”), has its operations in South Africa. QLE also formed QLE TP Funding SPE LLC, a Delaware limited liability company (the “QLE SPE Borrower”), as a wholly owned subsidiary to act as a special purpose borrower for a loan transaction with TerraPower, a US nuclear innovation company. The QLE SPE Borrower has formed a subsidiary in South Africa to act as the project company for a proposed new uranium enrichment facility at Pelindaba, South Africa.

QLE’s mission is to address perceived gaps in the nuclear fuel cycle, promote safe nuclear power, and enhance the sustainability of the nuclear fuel cycle for advanced nuclear reactors and fusion systems, as well as the existing nuclear fleet. We believe that many advanced nuclear reactors, including small modular reactors (“SMRs”), will rely on fuels with higher uranium enrichment levels, specifically HALEU, which we intend to produce. QLE also intends to produce high-isotopic purity fuel feedstock, such as Lithium-6, for fusion reactors, and by extension, Lithium-7 for Light Water Reactor control. These fuels may enable greater efficiency, compact reactor footprints, and lengthened operational cycles between refueling. Given the flexible nature of our enrichment technology and integrated value chain approach, QLE also intends to make available LEU+ to the existing fleet of nuclear reactors currently running on LEU, thus enabling existing reactors to lengthen the time between refueling, cut costs and boost power output.

As previously announced, our board of directors intends to pursue the separation of our Nuclear Fuels business and Specialist Isotopes and Related Services business into two independent companies. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence we and QLE have different business models and we believe that both companies would benefit if QLE is independently managed and financed. We plan to effect the separation through a listing of QLE in a transaction that results in QLE existing as a separate public company with shares listed on a U.S. national securities exchange and a portion of QLE’s common equity being distributed to our stockholders as of a to-be-determined future record date. Although no assurance can be given, our goal is to list QLE on such exchange, subject to market conditions, obtaining applicable approvals and consents, and complying with applicable rules and regulations and public market trading and listing requirements. In November 2025, we announced that QLE had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering of QLE’s Class A common stock. While we currently expect that a listing of QLE as a separate public company is the most likely separation transaction, our board of directors remains committed to maximizing shareholder value creation, and will continue to evaluate other options for separation to maximize shareholder value.

We entered into a number of agreements with QLE, including a License Agreement, pursuant to which QLE has licensed from us the rights to technologies and methods used to separate U-235 and Lithium-6 (including but not limited to the QE and ASP technologies) in exchange for a perpetual royalty in the amount of 10% of all future QLE revenues, and an Engineering, Procurement and Construction (“EPC”) Services Framework Agreement, pursuant to which we will provide services for the engineering, procurement and construction of one or more turnkey U-235 and Lithium-6 enrichment facilities in locations to be identified by QLE and owned or leased by QLE, and commissioning, start-up and test services for each such facility, subject to the receipt of all applicable regulatory approvals, permits, licenses, authorizations, registrations, certificates, consents, orders, variances and similar rights.

PET Labs. We have a 51% ownership stake in PET Labs, a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market. Under the terms of the Share Purchase Agreement pursuant to which we acquired the shares in PET Labs, we agreed to pay a total of $2.0 million for the shares in two installments, which has been paid in full as of December 2025. In addition, we have an option to purchase the remaining 49% of the outstanding equity in PET Labs, exercisable until January 31, 2027, for $2.2 million.

East Coast Nuclear Pharmacy. In October 2025, we completed the acquisition of East Coast Nuclear Pharmacy ("ECNP"). The acquisition is intended to supplement the distribution of our pipeline. Pursuant to the terms of the agreement, we acquired 100% of the issued and outstanding membership interests for total purchase consideration of $2.5 million of which $2.0 million was paid up front in cash and the remaining $0.5 million was deferred through the issuance of notes payable that are to be repaid by June 30, 2026.

Skyline Builders Group Holding Ltd. In August 2025, QLE completed the acquisition of a controlling interest in Skyline. QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1,000,000. Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share ("Prefunded Warrants"), (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share ("A Warrant"), and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share ("B Warrant" and together with Prefunded Warrant and A Warrant, "Warrants"), for the aggregate purchase price of $1,500,000 ("Skyline Purchase Agreement").

Each Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of Skyline, and each Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of Skyline. Currently there is no mechanism in which Class A Ordinary Shares are convertible into Class B Ordinary Shares. Currently there is no mechanism in which Class B Ordinary Shares are convertible into Class A Ordinary Shares. On the acquisition date, QLE became the holder of 79.14% of the aggregate voting power represented by all of Skyline's outstanding Class A Ordinary Shares and Class B Ordinary Shares, and thereby gaining control over Skyline.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiaries, Kin Chiu Engineering Limited and Kin Chiu Development Company Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

Effective September 18, 2025, Dr. Ryno Pretorius, Chief Executive Officer of QLE, was appointed as an independent director of Skyline. In addition, an employee of ASP Isotopes was appointed as an independent director of Skyline. Effective January 1, 2026, the Skyline board of directors appointed Paul Mann as Executive Chairman. Effective March 31, 2026, the employee of ASP Isotopes that held one of the director positions at Skyline resigned was replaced by a new independent director.

On January 23, 2026, Skyline entered into a warrant exchange agreement (the “Skyline Exchange Agreement”) with the holders of Skyline Class A Ordinary Share Purchase Warrant A’s and Skyline Class A Ordinary Share Purchase Warrant B’s (collectively, the “Skyline Holder Warrants”), to purchase an aggregate of 48,698,628 Skyline Class A Ordinary Shares, that were purchased in the Skyline Series A Private Placement, to exchange the Skyline Holder Warrants issued on August 29, 2025, for an aggregate of 47,326,025 newly issued Series A preferred shares of Skyline (“Skyline Series A Preferred Shares”) and allotted among the holders in accordance with the Skyline Exchange Agreement. Each Skyline Series A Preferred Share is convertible, at the option of a holder thereof, into Skyline Class A Ordinary Shares.

On February 11, 2026, Skyline entered into (i) a securities purchase agreement (the “Reg D Purchase Agreement”) for an offering of Skyline’s Series B Convertible Preferred Shares (the “Skyline Series B Preferred Shares”) in a private placement (the “Reg D Private Placement”) pursuant to Regulation D under the Securities Act of 1933, as amended and (ii) a securities purchase agreement (the “Reg S Purchase Agreement”) for an offering of the Skyline Series B Preferred Shares in a private placement pursuant to Regulation S under the Securities Act (the “Reg S Private Placement” and together with the Reg D Private Placement, the “February 2026 Skyline Series B Private Placements”), in each case, for the purchase and sale of the Skyline Series B Preferred Shares.

The February 2026 Skyline Series B Private Placements closed on February 13, 2026 at which Skyline issued 6,322 of the Skyline Series B Preferred Shares. The purchase price for each Skyline Series B Preferred Share was $5,000. Each Skyline Series B Preferred Share is convertible into Skyline Class A ordinary shares with a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share and other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions. The gross proceeds of the Skyline Series B Private Placement were approximately $31.6 million, before deducting placement agent fees and other offering expenses payable by Skyline.

In connection with the February 2026 Skyline Series B Private Placements, Skyline also entered into placement agency agreements dated February 10, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the February 2026 Skyline Series B Private Placements and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 6% of the Class A Ordinary Shares underlying the Skyline Series B Preferred Shares. The warrants have an exercise price of $2.40 per share.

On March 20, 2026, Skyline entered into (i) a senior unsecured convertible note purchase agreement for an offering of approximately $16.6 million of Skyline's senior unsecured convertible notes (the “2026 Skyline Notes”) in a private placement and (ii) a securities purchase agreement dated March 20, 2026 for an offering of $0.6 million of Skyline’s Series B Preferred Shares (the “March 2026 Skyline Preferred Shares”) in a private placement (the "March 2026 Skyline Private Placement").

The March 2026 Skyline Private Placement closed on March 25, 2026. The 2026 Skyline Notes are convertible into Skyline's class A ordinary shares, par value $0.00001 per share at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments, that are subject to a floor of $1.50 per share. The conversion price of the 2026 Skyline Notes is also subject to other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions The purchase price for each March 2026 Skyline Preferred Share was $5,000. Each March 2026 Skyline Preferred Share is convertible into Class A ordinary shares at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share. The gross proceeds of the March 2026 Skyline Private Placement was approximately $17.2 million, before deducting placement agent fees and other offering expenses that were paid by Skyline.

In connection with the March 2026 Skyline Private Placement, Skyline also entered into placement agency agreements dated March 20, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the March 2026 Skyline Private Placement and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 8% and 6% of the Class A Ordinary Shares underlying the 2026 Skyline Notes and March 2026 Skyline Preferred Shares, respectively. The warrants have an exercise price of $2.40 per share.

On March 29, 2026, QLE entered into a securities exchange agreement with an investor (the "QLE Exchange Agreement"). Per the QLE Exchange Agreement, the investor assigned and transferred 1,995,000 Class A Ordinary Shares held by the investor to QLE in exchange for an equal number of Class B Ordinary Shares held by QLE.

On March 31, 2026, Skyline issued an additional $3.0 million of 2026 Skyline Notes in a private placement.

Renergen Acquisition. On January 6, 2026, ASP Isotopes acquired all of the issued and outstanding ordinary shares of Renergen (“Renergen Ordinary Shares”) from Renergen shareholders in exchange for shares of our common stock at an exchange ratio of 0.09196 shares of our common stock for each Renergen Ordinary Share (the “Consideration Shares”) through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, resulting in the issuance of an aggregate of 14,270,000 Consideration Shares. As a result of the transactions contemplated by the Scheme, the ordinary shares of Renergen, which were publicly traded on the Johannesburg Stock Exchange (JSE: REN) and the Australian Securities Exchange (ASX:RLT), were delisted and Renergen became a wholly owned subsidiary of ASP Isotopes.

Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the large natural gas reserve base that underpins Renergen’s Virginia Gas Project. The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at the natural gas processing plant (the “Virginia Gas Plant”) in the Free State Province of South Africa. Based on the drilled and flow-tested wells, Renergen’s average helium concentration exceeds 3.0%, which is well above typical conventional natural gas reservoirs containing helium in small concentrations (less than 0.5%).

In South Africa, petroleum production rights are issued by the South African Department of Mineral Resources and Energy (the “DMRE”) and serve as the mechanism through which all entities, mostly private, are granted the right to extract and sell hydrocarbons and associated coproducts. The Petroleum Agency of South Africa is responsible for (i) promoting onshore and offshore exploration and production of petroleum; (ii) receiving and evaluating applications for reconnaissance permits, technical cooperation permits, exploration rights and production rights; and (iii) making recommendations on such applications to the Minister of Mineral Resources and Energy. South African production rights are valid for 30 years and are renewable for further periods, each of which must not exceed 30 years at a time in respect of each renewal, provided that the holder can justify that it can continue production operations. Production rights may be encumbered by mortgages for the purposes of raising debt financing.

Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds South Africa’s first and only onshore petroleum production right (the “Production Right”) and is the entity developing the Virginia Gas Project. Our Production Right is currently valid through September 20, 2042 and renewable for an additional 30-year period thereafter. The Virginia Gas Project spans an area of over 187,000 hectares (over 462,000 acres) in the Free State Province approximately 250 kilometers (155 miles) southwest of Johannesburg, where natural gas-emitting boreholes were discovered through other mineral exploration activities. We have confirmed our Production Right as a major global helium resource with an average helium concentration of over 3% based on drilled and flow-tested wells. Additionally, the purity of our natural gas is high, with an average of over 90% natural gas and almost zero percent higher alkanes or sulphur, reducing the complexity and cost of liquefaction. The remaining approximately 7% of our production is nitrogen, which is utilized to separate the helium from the natural gas stream in Phase 1 of the Virginia Gas Project (“Phase 1”) production process. We receive an economic advantage from this coproduced nitrogen source, as it would otherwise have to be sourced externally to separate the helium from the natural gas stream.

In addition to our Production Right, the South African government also granted us petroleum exploration rights (“Exploration Rights”). Exploration Rights allow the holder to carry out the entire value chain of petroleum exploration such as acquisition and processing of new geological/geophysical data, reprocessing of existing geological/geophysical data and any other related activity to define a trap to be tested by drilling, logging and testing, including well appraisal activities. The Exploration Rights correspond to our operations in the Free State Province and are expected to contain significant helium and natural gas resources exceeding the scope of the Virginia Gas Project. Our Exploration Rights were set to expire on August 23, 2024. However, we submitted an application to incorporate the Exploration Rights into our Production Right, by means of an amendment to the Production Right in accordance with Section 102 of the South African Mineral and Petroleum Resources Development Act 28 of 2002 (“MPRDA”), which we expect will extend our ability to carry out petroleum exploration activities through the expiration date of our Production Right. Our application was submitted on July 16, 2024 and the application was authorized on May 9, 2025. Following the authorization, two appeals were made by various parties and the appeal process is ongoing. We expect the appeal process to be resolved in 2027.

Phase 1 has commenced commercial LNG operations. Phase 1 drilling of wells to reach the required cumulative nameplate flow rate is now complete. The gas gathering and tie in connections for these wells is ongoing. Once the tie in connections are complete the facility is expected to operate at maximum production capacity and include liquid helium operations. Phase 1 serves as both proof of concept for the larger development that will be Phase 2 of the Virginia Gas Project (“Phase 2”), and sales and revenue generation to establish a foundational customer base and foster customer relationships.

The Virginia Gas Project benefits from favorable supply and demand trends in both the LNG and liquid helium sectors. The LNG is and will continue to be sold domestically in South Africa into a market suffering energy and natural gas shortages, and we plan to sell helium directly to global customers at a time when the world is suffering helium supply shortages, which have been further exacerbated by the ongoing United States-Israel-Iran war. We believe that it was for these two reasons that the Virginia Gas Project was conditionally approved to be funded by the U.S. International Development Finance Corporation (“DFC”) as part of the U.S.’s initiative to ensure new helium supply comes online as aerospace and the semiconductor industry increase helium requirements in the face of diminished supply, while increasing South Africa’s domestic energy supply.

Helium is a vital and irreplaceable element in many modern industries because it is both chemically and electrically inert and, when in liquid form, is the coldest substance known to man at 3 degrees Kelvin (minus 454.3 degrees Fahrenheit). For these reasons, it can be used in the manufacture of semiconductors, to purge laboratory or manufacturing environments, act as a fuel propellant for other cryogenic fuels, and/or provide deep cryogenic cooling. It is commonly used in space exploration and rocketry, high-level physics experiments (e.g., particle accelerators, quantum mechanics), medical science within MRI devices, fiber optic cable production, commercial diving gas, specialized welding, coolant for nuclear power stations and lifting balloons.

We believe that Renergen’s LNG supply can play an important role in reducing South Africa's relatively high carbon emissions by being the first, and currently the only, LNG supplier in the country. According to Energy Institute (2024), coal has a 69% share of national primary energy consumption, with gas only around 3.5%. As such, according to the World Bank, South Africa ranks as the fifth-worst carbon emissions country per kilogram per purchasing power parity of gross domestic product (“GDP”). This ranking is largely due to South Africa’s high reliance on low-grade coal to provide electricity, supplemented by Sasol’s use of coal to liquids technology. Sasol Limited is one of the country’s largest energy suppliers and operator of the natural gas pipeline supplying gas from Mozambique into Johannesburg. LNG is a significantly lower carbon-emitting fuel than either of coal (by 50%) and diesel (25%), upon combustion. Therefore, the introduction of Renergen’s LNG into South Africa’s energy supply mix, including the possible direct substitution of Renergen’s LNG for first diesel, and then potentially coal, may help reduce South Africa’s overall carbon emissions intensity as the country moves towards its net zero carbon emissions targets by 2050.

Investments in Early Stage Drug Development Companies

IsoBio. On July 28, 2025, we purchased 2,000,000 shares of IsoBio, Inc. (“IsoBio”) Series Seed-1 Preferred Stock at $2.50 per share for a total aggregate purchase price of $5.0 million. IsoBio is a U.S.-based radiotherapeutic development company focused on developing a broad pipeline of mAb-based radioisotope therapeutics targeting both derisked and novel tumor antigens for patients in need of new cancer therapies. As the owner of the Series Seed-1 Preferred Stock, we have the right to designate one board member. An officer and director of ours was designated to fill that board seat. In addition, another board member of ours is a board member and executive officer of IsoBio.

Opeongo. On January 26, 2026, we purchased 4,356,918 shares of Opeongo, Inc. (“Opeongo”) Series Seed-1 Preferred Stock at $2.2952 per share for a total aggregate purchase price of $10.0 million. Opeongo is a biotechnology company developing novel therapeutics using extracellular matrix modulation to target fibrosis, inflammation, and cancer. Opeongo was co-founded by David Baram, Ph.D. who serves as Opeongo’s Chief Executive Officer and director. As the owner of the Series Seed-1 Preferred Stock, we have the right to designate one board member. An officer and director of ours was designated to fill that board seat. In addition, another board member of ours is a board member and executive officer of Opeongo.

Skyline Investments

Skyline Reemag Investment. In November 2025, Skyline acquired a 13.09% ownership of Reemag LLC ("Reemag") for a cash purchase price of $3.0 million. Skyline will subscribe for additional membership interests of Reemag in tranches, resulting in ownership percentages of 13.09%, 20.06%, 33.42% and 50.10% at the initial, second, third and fourth closing respectively for an aggregate purchase price of $20.0 million. The second, third and fourth closings were scheduled on or before January 31, 2026, March 31, 2026 and by the earlier of a $200.0 million capital raise or July 31, 2026, respectively. However, in March 2026, Skyline entered into the first amendment to the subscription agreement with Reemag that amended the dates of the second, third and fourth closings to May 31, 2026, July 31, 2026 and September 30, 2026, respectively.

Skyline Critical Minerals Space Investment. On October 31, 2025, Skyline entered into a subscription and unit purchase agreement with a limited liability company engaged in the critical minerals space, pursuant to which Skyline subscribed for an approximate 20% membership interest in such company for a subscription price of $20.0 million.

Agreements with TerraPower LLC

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

In May 2025, we entered into a Loan Agreement with TerraPower (the “TerraPower Loan Agreement”), which provides conditional commitments from TerraPower to us through one of our wholly-owned U.S.-based subsidiaries for a multiple advance term loan totaling $22.0 million for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), we will receive aggregate loan disbursements of $20.0 million. Such loan matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement we receive and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027. We plan to request drawdowns on this loan beginning in the third quarter of 2026.

In addition to the TerraPower Loan Agreement, in May 2025, we and TerraPower have entered into two supply agreements for the HALEU expected to be produced at our uranium enrichment facility. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

Our Segments

Beginning in 2024, primarily as a result of the increased business activities of our subsidiary, QLE, we had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, we have three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services:

•
Nuclear Fuels. This segment is focused on research and development of technologies and methods used to produce HALEU and Lithium-6 for the advanced nuclear fuels target end market.
•
Specialist Isotopes and Related Services. This segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Si-28 and Yb-176) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs.

•
Construction Services. This segment is focused on public civil engineering services in Hong Kong, such as road and drainage works which includes construction of footway, drain, ducts, and pipelines. In executing these projects, we may be required to perform a range of activities including to (i) clear the construction site and make demolition of existing structures; (ii) install concrete and reinforcing steel bars; (iii) conduct excavation, deposition, disposal and compaction of fill material; and (iv) plant trees, plants, irrigation system and general establishment works.

Our Strategy

Commence commercial production at each of our enrichment facilities in Pretoria, South Africa.

We commenced commercial production of enriched isotopes at our ASP enrichment facilities located in Pretoria, South Africa during the first quarter of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28 and Mo-100. We are targeting initial commercial shipments of enriched C-14 in mid-2026 and initial commercial shipments of enriched Si-28 during the second quarter of 2026. We have also completed the commissioning phase and are producing commercial samples of highly enriched Yb-176 at our third enrichment facility, a QE technology facility, which will be our first laser-based enrichment plant. We are targeting initial commercial shipments of Yb-176 in mid-2026 or the third quarter of 2026.

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

Enriched Yb-176 can be irradiated to produce Lutetium-177, which has been identified for use in oncology, particularly in targeted radionuclide therapy ("TRT"). TRT is used in the treatment of various types of cancers, including neuroendocrine tumors, prostate cancer, and bone metastases, among others. There are numerous ongoing clinical trials studying Lutetium-177 PSMA-617 in patients with metastatic castration-resistant prostate cancer. We believe we have obtained all necessary licenses within South Africa to proceed with the commercial development of this product.

Continue identifying potential offtake customers and strategic partners for our enriched isotopes.

We currently have no sales attributable to enriched isotopes, but we have significant interest from potential offtake customers for the enriched isotopes that we intend to produce. In June 2023, we entered into a tolling agreement with a Canadian customer for the entire capacity of our C-14 production facility. In April and June 2024, we entered into purchase orders with a US semiconductor company and a global industrial gas company for the supply of highly enriched Si-28. We are currently in discussions with potential customers that have an interest in entering into long-term supply agreements for kilogram quantities of Si-28 and larger quantities of Xe-129, Ge 72, Ge-74, Zn-68, and Cl-37. We intend to identify additional potential customers and strategic partners for isotopes that we may produce at our existing and planned enrichment facilities.

Demonstrate the capability to produce HALEU using our enrichment technologies and meet anticipated demand for the new generation of HALEU-fueled small modular reactors and advanced reactor designs that are now under development for commercial and government uses.

We plan to begin research and development for the enrichment of uranium to demonstrate our capability to produce HALEU using QE technology. We anticipate a future demand for HALEU for the new generation of HALEU-fueled SMRs and advanced reactor designs that are now under development for commercial and government uses. SMRs are viewed as being cheaper, safer, and more versatile than traditional large-scale nuclear reactors, and development of the new technology is receiving considerable funding from the U.S. Department of Energy, as well as from the governments of other countries. There is currently no commercial production of HALEU in the United States. We are currently conducting a feasibility study with respect to constructing an enrichment facility in South Africa, the U.S. and the United Kingdom. We are currently in discussions with nuclear regulatory authorities in multiple countries, including the UK Atomic Energy Authority, UK Office of Nuclear Regulation (UK ONR), Necsa, the DMRE, United States Department of Energy (DOE) and the United States Nuclear Regulatory Commission (NRC), regarding the construction of a nuclear fuel plant in these countries. In the period since our inception to date, we have not applied our enrichment technologies to the enrichment of U-235, nor received permission or regulatory approval to conduct testing of our enrichment technologies on U-235, except for the activities contemplated by the Services Contract with Necsa (described in the next paragraph). Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of U-235 could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176.

We intend to progress our uranium enrichment initiative first in South Africa. In November 2024, we entered into a Memorandum of Understanding ("MOU") with Necsa to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. Necsa is a state-owned company established by the Republic of South Africa Nuclear Energy Act in 1999 with a mandate to undertake and promote research and development in the field of nuclear energy and radiation sciences. Necsa is also responsible for processing source material, and co-operating with other institutions on nuclear and related matters. In February 2026, QLE South Africa and Necsa entered into a Services Contract as part of the collaboration contemplated by the MOU. Under the Services Contract, Necsa has agreed to provide to QLE South Africa certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. A Joint Coordination Committee, to be comprised of two representatives of QLE South Africa and Necsa, has been established to oversee and govern the implementation of the Services Contract.

In March 2026, QLE UK entered into an agreement with the University of Bristol related to the design of a state-of-the-art lithium laser research facility in the UK. Under the terms of the agreement, the University of Bristol is expected to lead the design and feasibility study for a site-agnostic laser enrichment research facility over an estimated four-month initial phase. The project involves comprehensive desk-based concept design work, detailed engineering specifications, and safety reviews to establish the foundation for what could become a groundbreaking research hub. The University of Bristol is expected to coordinate a comprehensive team of specialists, including experts in mechanical, electrical, and plumbing specification, structural engineering, architecture, construction project management, pyrophoric lithium handling, and laser safety. The project is expected to progress through multiple phases, including documentation review, safety assessments, cell design development, and detailed facility design work culminating in RIBA Stage 4 (Technical Design) completion. Subject to a positive feasibility assessment, the parties intend to proceed with construction of the facility at a suitable University of Bristol site off-campus where it will be planned to enable cutting-edge research commissioned and funded by QLE. QLE’s UK program of work has been developed in consultation with key UK government and regulatory bodies, including the UK Department for Energy Security and Net Zero, the UK Atomic Energy Authority, the UK ONR, and the UK Environment Agency.

Alongside our talks with regulators, we have entered into agreements or are currently discussing with multiple counterparties engaged in the development of SMR reactors to produce HALEU to further their research efforts and future commercial endeavors. For example, in May 2025, we entered into the TerraPower Loan Agreement, which provides conditional commitments from TerraPower to us through one of our wholly-owned U.S.-based subsidiaries for a multiple advance term loan totaling $22,000,000 for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), we will receive aggregate loan disbursements of $20,000,000. We plan to request an initial drawdown on this loan during 2026 when construction of the uranium enrichment facility is expected to begin. In addition to the TerraPower Loan Agreement, in May 2025, we and TerraPower entered into two supply agreements for the HALEU expected to be produced at our uranium enrichment facility in South Africa. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

Demonstrate the effectiveness and value in the use of stable isotopes in the downstream radiopharmacy market, after acquiring 51% ownership interest in PET Labs, the leading radiopharmacy in South Africa. This investment will address the radioisotope needs of South Africa as well as certain neighboring countries.

Under the terms of a Share Purchase Agreement, dated October 30, 2023, we acquired 51% of the issued share capital of PET Labs, a company incorporated in the Republic of South Africa. PET Labs is a South African radiopharmaceutical operations company, dedicated to nuclear medicine and the science of radiopharmaceutical production. As a result of this transaction, we entered into the downstream radiopharmacy market that we intend to service in the future. This transaction will help provide the market with adequate proof of concept of the value of utilizing Mo-100 in downstream SPECT imaging procedures while providing supply chain stability to the region of South Africa and neighboring countries. We intend to expand PET Labs’ existing operations by adding two new cyclotrons to its service footprint, enabling the company to properly expand its other revenue generation mediums, which is anticipated to drive free cash flow to the company.

Develop world class helium reserves at Virginia Gas Project.

The Virginia Gas Project contains high purity natural gas and is one of the richest concentrations of helium globally. Some wells contain up to 12% helium concentration in recorded tests, and based on the drilled and tested flow rates, our average helium concentration exceeds 3%, which compares with the average concentrations of Qatar at 0.05%, Russia at 0.06% and the USA at 0.35%. The LNG is and will continue to be sold domestically in South Africa into a market suffering energy and natural gas shortages, and we plan to sell the helium directly to global customers at a time when the world is suffering helium supply shortages, which have been further exacerbated by the ongoing United States-Israel-Iran war.

Capitalize on the Acquisition of a Controlling Interest in Skyline Builders Group Holding Limited.

On August 29, 2025, QLE became a controlling shareholder of Skyline Builders Group Holding Limited, a company incorporated under the laws of the Cayman Islands (“SKBL”) with its Class A Ordinary Shares listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “SKBL.” QLE invested in SKBL’s Class A Ordinary Shares, Class B Ordinary Shares and warrants to purchase Class A Ordinary Shares for the aggregate purchase price of $2.5 million. Each warrant is immediately exercisable and entitles the holder to acquire Class A Ordinary Shares for a period of five years following August 29, 2025. QLE, as a holder of warrants, does not have the right to exercise any portion of any warrant, to the extent that QLE (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the number of Class A Ordinary Shares outstanding immediately after giving effect to the exercise of the applicable warrant.

As of the date of this annual report on Form 10-K, QLE is the holder of 4.74% of the aggregate voting power represented by all outstanding Class A Ordinary Shares and Class B Ordinary Shares of SKBL.

In addition, on August 29, 2025, Paul Mann, our Chairman and Chief Executive Officer and Chairman of the Board of Managers of QLE, purchased, for the aggregate purchase price of $2.5 million, as an individual investor: Class A Ordinary Shares and certain warrants to purchase Class A Ordinary Shares of SKBL on the same terms as QLE’s investment in Class A Ordinary Shares and warrants, provided that Mr. Mann, as a holder of warrants, does not have the right to exercise any portion of any warrant, to the extent that such holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of Class A Ordinary Shares outstanding immediately after giving effect to the exercise of the applicable warrant.

Competition

Radioisotopes and Chemical Elements Competition

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

LNG and Helium Competition

The South African gas market has historically been stagnant and almost entirely dependent on local production of liquefied petroleum gas (“LPG”) and natural gas imported from Mozambique. There are frequent constraints in LPG supply in South Africa. Natural gas imported from Mozambique comes via the Republic of Mozambique Pipeline Company pipeline to Johannesburg and is supplied mainly to users close to the pipeline at low pressures. In addition to LPG, South Africa relies primarily on coal for electricity generation. Currently, only approximately 3% of South Africa’s energy mix comes from natural gas. The current source of natural gas and coal supply is unable to fully supply existing energy demand. As the holder of South Africa’s first and only onshore petroleum Production Right, we believe our biggest competition for our LNG includes producers and distributors of LPG, including the Republic of Mozambique Pipeline Company, and producers of other fuel sources such as compressed natural gas and coal. Additionally, although South Africa has historically not imported LNG from outside of the continent, South Africa received its first import of LNG in November 2021 in the port of Ngqura. In the future, we may face geographic competition if other companies are granted Exploration Rights or Production Rights in South Africa and begin producing LNG, or if such companies import LNG from external sources outside of the continent due to grants of rights to import LNG into South Africa. However, we believe that our position as the sole LNG provider in South Africa allows us a competitive advantage in the local LNG market, particularly as customers transition to LNG as a liquid fuel substitution of choice.

Helium is sold as a globally traded commodity, which is currently in tight supply and disruptions in the helium market can easily create shortages. Helium has traditionally been traded on long-term private contracts, keeping prices opaque and reducing incentives for helium exploration. The entire global helium supply is produced by approximately 30 liquefaction plants, located in the United States, Poland, Russia, Algeria, Qatar and China, among other locations. A smaller number of players control the distribution of helium, which is often subject to privately negotiated contracts. Location is often a primary competitive factor as the difficulties associated with transporting helium limit the distance it can be transported. We believe we compare favorably with many of our helium competitors due our geographic location near the Cape of Good Hope, which we believe will allow us to provide helium to parts of the world that other competitors, such as companies located in Qatar, cannot. Additionally, helium becomes more economically viable to extract from natural gas at higher concentrations. We believe we compare favorably with many of our competitors due to the high concentration of helium in the Virginia Gas Project relative to our competitors.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the South African government. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, international, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Additionally, other countries may not impose similar laws or regulations on the production of helium. It is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing natural gas and helium, and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

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

Uranium is a naturally occurring radioactive element that has no stable isotope. It has two primordial isotopes, uranium-238 (“U-238”) and U-235, which have long half-lives and are found in appreciable quantity in the Earth’s crust. The decay product, uranium-234 is also found. Other isotopes such as uranium-233 have been produced in breeder reactors. In addition to isotopes found in nature or nuclear reactors, many isotopes with far shorter half-lives have been produced, ranging from U-214 to U-242 (with the exception of U-220 and U-241). The standard atomic weight of natural uranium is 238.02891 with 99.27% of naturally occurring uranium being the isotope with an atomic mass of 238.

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

The ASP Technology

ASP technology is proprietary technology originally licensed from Klydon which succeeds earlier work, first detailed in the scientific media in the mid-1970s, relating to an industrial scale enrichment plant for uranium that was constructed utilizing the so-called “stationary-wall centrifuge.” The original technology was highly energy consuming and was not able to compete on an economic basis with other methods of isotope separation. The innovative development of the ASP technology over the past two decades has culminated in a more advanced separation device that we believe can compete on a commercial scale with other methods of isotope separation. The ASP separation device separates both gas species and isotopes in a volatile state via an approximate flow pattern as shown below.

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
•
An ASP plant can be constructed in any country that adheres to the International Atomic Energy Agency (“IAEA”) protocols for the protection of dual use technology.

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

Each stage in the cascade is operated in one of two configurations:

(1)
A net backward flow of the isotope: Xi > Yi. These stages are referred to as “product,” situated in the so-called “product cascade section,” and their flows are marked with an “H” subscript.
(2)
A net forward flow of isotope: Xi < Yi. These stages are referred to as “tails,” situated in the so-called “tails cascade section,” and their flows are marked with an “L” subscript.

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

ASP Technology In Use

The scientists at Klydon had constructed two ASP plants for the enrichment of oxygen-18 and Si-28 in Pretoria, South Africa, which were commissioned in October 2015 and July 2018, respectively. We believe the success of the enrichment of oxygen-18 and silicon-28 has demonstrated the efficacy and commercial scalability of the ASP technology. We have completed the commissioning phase and are commencing commercial production at our C-14 enrichment facility and our “multi-isotope” enrichment plant, which has its initial production run designated for enriched Si-28. We are targeting initial commercial shipments of enriched C-14 mid-2026 and initial commercial shipments of enriched Si-28 during the second quarter of 2026.

QE Technology

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

The atomic vapor laser isotope separation method (“AVLIS”), which is the forerunner of the QE technology, proposed by Letokhov et al. (1977), has been in progress during the last 45 years. The main efforts during these years were devoted to attempts to get a nuclear fuel for industrial nuclear reactors.

Laser based isotope selective excitation followed by ionization and collection using electro-magnetic fields offers one of the most efficient techniques for isotope enrichment/denaturing. In the laser isotope separation process, atoms of the target isotope in vapor stream get ionized after interaction with a tuned laser beam. Ionized atoms are separated from the main vapor stream by electrostatic field. In our Quantum Enrichment facility, a resistive heating system has been designed to evaporate Ytterbium by sublimation at temperature in the range of 500o C to 700o C to provide adequate Ytterbium vapor atoms for laser interaction.

During the process, the vapor jet comes out from the source to reach sonic speed at the exit plane, then it expands supersonically into vacuum. A thickness monitor reading gives average arrival rate of atomic vapor in terms of thickness per unit time (A/sec).

At the heart of laser-based isotope enrichment lies a proficient multi-step isotope selective photoionization scheme giving optimum selectivity and product yield. Ytterbium has two valence electrons and very few transitions originating from its ground level. Its ionization potential is 6.254eV. This necessitates selection of a three-step photoionization scheme for selective photoionization of its isotopes using the available laser infrastructure supporting visible range of spectrum.

Dye lasers offer the best suitable choice for enrichment process as they suffice to all the requirements of the process like wavelength tunability, high power generation at high repetition rates.

Diode Pumped Solid State Green Lasers with ~3GHz line width in multi-mode operation are used to pump the dye lasers.

The temporal delays between the pulses from the three lasers were arranged to ensure their sequential arrival in the interaction region with delay of several ns.

We believe QE technology is superior to AVLIS with optimized spectroscopy utilization and superior laser beam shaping.

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

Positron Emission Tomography (“PET”) generates 3D images of tissues and organs using tracers that emit positrons (i.e., positive electrons): for example, fluorine-18 (“F-18”). Annihilation reactions between the positrons from these radionuclides and electrons present in tissues and organs produce photons. (Two photons are emitted simultaneously for each annihilation reaction and essentially travel in opposite directions.) The photon pairs are detected with a camera having a ring of very fast detectors and electronics. PET images generally have a higher contrast and spatial resolution than do SPECT images. However, PET equipment is more expensive and therefore not as widely available as SPECT equipment. Additionally, most PET tracers have short half-lives (e.g., Nitrogen-13: 10 minutes, Carbon-11: 20 minutes, and F-18: 110 minutes), so they must be produced close to their point of use.

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

ASP Technology for Carbon-14 Enrichment

C-14 is a radioactive isotope of carbon with a half-life of 5,700 years that has a natural abundance of 1 part per trillion. The different isotopes of carbon do not differ appreciably in their chemical properties. This resemblance is used in chemical and biological research, in a technique called carbon labeling: C-14 atoms can be used to replace nonradioactive carbon, in order to trace chemical and biochemical reactions involving carbon atoms from any given organic compound.

C-14 could be obtained from waste by-products in certain nuclear reactors. In June 2023, we entered into a multi-year supply agreement with a Canadian Customer for the supply of C-14, which will be produced from our facility that was completed in March 2023. The customer agreed to supply C-14 in the form of carbon dioxide gas as feedstock. We will then convert the carbon dioxide gas into methane under a chemical converting contract entered in June 2023. We will then enrich the methane to greater than 85% C-14 under a tolling agreement, also entered in June 2023. Finally, we will convert the enriched methane back into enriched carbon dioxide under a chemical converting contract. We have received an initial supply of feedstock from our customer and have started the enrichment of C-14. The tolling agreement has a minimum “take or pay” amount of approximately $2.5 million per year, supported by a bank letter of guarantee. In September 2023, we entered into a Memorandum of Understanding with the same customer to separate Deuterium and Tritium currently stored at nuclear sites within Canada. The timing and commercial implications of this Memorandum of Understanding are subject to future agreement between the parties.

ASP Technology for Silicon-28 Enrichment

Si-28 is a stable isotope of silicon. Isotopically enriched Si-28 is regarded as an ideal host material for semiconducting quantum computing due to the lack of Si-29 nuclear spins. The presence of Si-29 in concentrations above 500 parts per million (ppm) (0.05%) prevents effective performance. The lower the concentration of Si-29, the better a silicon quantum processor will perform in terms of computational power, accuracy and reliability. Unlike traditional centrifuges, which are suited to enriching gases with a high molecular mass, ASP technology is highly suited to enriching gases with a low molecular mass such as silane (SiH4), a gaseous compound that contains silicon.

Quantum computers are expected to be thousands or millions of times more powerful than the most advanced of today’s conventional computers, opening new frontiers and opportunities in many industries, including medicine, artificial intelligence, cybersecurity, global logistics and global financial systems.

We have entered into three purchase agreements for highly enriched Si-28. The first is with a U.S. semiconductor company. The second is with a global industrial gas company. The third is with a large U.S. buyer.

QE Technology for Ytterbium-176 Enrichment

Yb-176 is a stable isotope of ytterbium, that is commonly used to produce Lutetium-177 (“Lu-177”). Lu-177 is a medical isotope used in targeted radionuclide therapy for treating neuroendocrine tumors and prostate cancer. Lu-177 is a medium energy beta emitter (Eβ = 0.149 keV). It is quite damaging, but only deposits its energy within a short range, decreasing collateral damaging effects to normal tissues. It has a half-life of 6.7 days and is compatible with various targeting agents, ranging from short peptides to large biomolecules. The half-life also allows for transport over longer distances and on-site preparation of pharmaceuticals.

Lu-177 can be produced in two ways, either directly by irradiation of lutetium-176 (“Lu-176”) or indirectly by irradiation of Yb-176. The irradiation of Lu-176 leads directly to Lu-177, while irradiation of Yb-176 will lead to the production of the short-lived intermediate radioisotope ytterbium-177 (“Yb-177”), which decays to Lu-177.

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

The indirect method, where Yb-176 is irradiated, does not generate this extra isotope. The Lu-177 is produced in a matrix of ytterbium, which is separated from the lutetium by a chemical process after irradiation. Therefore, it leads to Lu-177 no carrier added. In the indirect production route, Lu-177 differs from the target material Yb-176 and can be isolated chemically in no carrier added form.

QE Technology for Uranium Enrichment

We believe our QE technology is capable of enriching Uranium, which we may be able to commercialize as a nuclear fuel component for use in the new generation of HALEU-fueled small modular reactors that are now under development for commercial and government uses.

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries including the United States. According to the World Nuclear Association (“WNA”), there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: U-235 and U-238. The concentration of U-235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require Low Enriched Uranium (“LEU”) fuel which has a U-235 concentration greater than natural uranium and up to 5% by weight. Future reactor designs currently under development will likely require higher U-235 concentration levels of greater than 5% and below 20% (referred to as HALEU – High Assay Low Enriched Uranium). Uranium enrichment is the process by which the concentration of U-235 is increased (see discussion on HALEU demand below).

Separative work units (“SWU”) is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U-235 and depleted uranium having a lower percentage of U-235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be contained in LEU under this formula is referred to as its uranium or “feed” component. Currently, it is fairly common practice to purchase both the SWU and uranium components of LEU from the enrichment company. Therefore, LEU prices typically consist of three components: SWU, Conversion and uranium ore concentrate.

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

The World is Transitioning to Newer Smaller Reactors

As the world transitions to a decarbonized electric grid, society is gradually decreasing its reliance on fossil fuels and increasing its reliance on “clean energy.” There appears to be bipartisan support for the growth of nuclear energy. Nuclear power, through the operating light water reactor fleet and the deployment of advanced reactors, is poised to be an increasing contributor to carbon-free energy in the U.S. and internationally. The United States leads the world in technology innovation with more developers of advanced reactors than any other country.

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

SMRs will require a different grade of enriched Uranium

Many advanced reactors, including the majority of the Advanced Reactor Demonstration Program awardees, will require HALEU, and fuel forms very different from those manufactured for the current Light Water Reactors (LWRs). For example, the current generation of LWRs uses fuel enriched to less than 5% U-235. In contrast, many advanced non-LWR designs require enrichments between 5% and 20% with most above 10%.

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

The Nuclear Energy Institute ("NEI") believes that it is virtually impossible for HALEU to be provided to these companies in the needed quantities and timeframes from DOE inventories or commercial enrichers located in the U.S or Western Europe. Therefore, acquiring HALEU from other international suppliers will be required in the near term to support the larger goal of deploying advanced reactors in the U.S. in a timely manner. Deploying these reactors before 2030 will support climate goals and position the U.S. to be a strong exporter of advanced reactor technology. Per the recent NEI white paper, a robust domestic HALEU infrastructure is necessary to support both the domestic deployment of advanced reactors and the export of U.S. advanced reactor technologies requiring HALEU.

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

QE Technology is ideally suited to the production of HALEU

We believe that we are in a very different position compared to many of the entrenched domestic and international enrichers. Our innovative isotope enrichment process has a number of advantages over traditional gas centrifuges and other novel approaches currently being explored by other companies: cheaper in capital expenditures, faster in construction, more flexible in design and location.

We estimate that the capital cost of constructing a QE technology plant for uranium enrichment is approximately 75% cheaper than that of a traditional gas centrifuge enrichment facility. Our manufacturing plants are modular, so our construction time is likely faster and more flexible than competing technologies. Our enrichment facilities are smaller than traditional gas centrifuges which means we can place them near fuel fabrication facilities for enhanced security of production and transportation. Our operating costs of enriching uranium to 15.5% - 19.75% U-235 should be comparable to or cheaper than costs for other methods of uranium enrichment.

The table below represents management’s estimated comparison of the QE technology with a traditional gas centrifuge.

	QE Technology Plant	Gas Centrifuge
Separation mechanism	Enhanced resonant multiphoton ionization	Differential diffusion
Capital Cost per plant	<$100 million	>$800 million
Energy use (kWh) per SWU	<40	50-240
Construction time	2-3 years	2-3 years
Levelized cost per SWU*	<$50	$140

* for enrichment from 0.71% U235 to 5% U235

We have completed the commissioning phase and producing commercial samples at our Yb-176 enrichment facility using the QE technology in Pretoria, South Africa. This plant will provide us with valuable experience in the construction of QE technology facilities in the future. Many of the control systems, compressors, lasers and hardware used in a uranium enrichment facility would be similar to parts used in this Yb-176 enrichment facility.

We expect the construction of a Uranium Enrichment facility would take approximately 30 months and the production volume would gradually ramp up to the final capacity of 20 metric tons per year. Importantly, subject to licensure, we believe we can produce quantities of HALEU by 2027 for fuel testing and evaluation by developers of SMRs and other advanced reactors currently in development. We believe that we can supply HALEU at a price lower than the HALEU currently imported from international enrichers and considerably lower than any potential domestic supply that may evolve. In the period since our inception to date, we have not applied our enrichment technologies to the enrichment of U-235, nor received permission or regulatory approval to conduct testing of our enrichment technologies on uranium, except for the activities contemplated by the Services Contract with Necsa. Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of uranium could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176.

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

There are a number of regulators and treaties that govern and control our business and industry. The two principal ones that control and regulate the manufacturing of isotopes at our isotope enrichment facility in South Africa are the IAEA and the Nuclear Non-Proliferation Treaty (Treaty on Non-Proliferation of Nuclear Weapons) (“NPT").

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

The NPT is an international treaty whose objective is to prevent the spread of nuclear weapons and weapons technology, to promote cooperation in the peaceful uses of nuclear energy, and to further the goal of achieving nuclear disarmament and general and complete disarmament. Our South African subsidiary is registered with the South African Council for the Non-Proliferation of Weapons of Mass Destruction in terms of the Non-Proliferation of Weapons of Mass Destruction Act, 1993. Representatives from the South African Council for the Non-Proliferation of Weapons of Mass Destruction regularly inspect our isotope enrichment facility and conduct tests to monitor the activities that are taking place at our isotope enrichment and production facilities.

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

Some of our future isotopes may be regulated by healthcare regulators such as the U.S. Food and Drug Administration (“FDA”) in the USA, Health Canada in Canada, the European Medicines Agency (“EMA”) in Europe and similar regulators in other countries.

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

Employees

As of December 31, 2025, we employed 271 people on a full-time basis. Of the total employees, 21 employees are in research and development, 122 employees are in engineering, construction and manufacturing, 54 employees are in plant operations and 74 employees are in general management. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our headquarters is located in leased offices in Dallas, Texas. We lease facilities in Pretoria, South Africa and Hong Kong for production, research and development and offices. One leases have terms that expire between September 30, 2026 and January 31, 2056. We believe that our existing facilities are adequate to meet our current needs.

Renergen has a lease for offices at Sandton Gate Office Park 7 Minerva Avenue, Glen Adrienne, Sandton, 2196 South Africa. Tetra4 owns land on two farm properties in the Free State. The total land size is 408.5897 hectares.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below together with the information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and our stockholders may lose all or part of their investment.

Summary of Risk Factors

Our business is subject to numerous material and other risks and uncertainties, further described below, that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

•
We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•
We also have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•
Our business is dependent on our ability to recognize the anticipated benefits of acquisitions.
•
We currently have no sales attributable to enriched isotopes, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues.
•
We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all.

Risks Related to the Development and Commercialization of Our Future Isotopes

•
We are continuing our research and development efforts for isotopes using the ASP technology and the QE technology. We may be unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so.
•
Our success depends on our future customers’ ability to successfully commercialize products that are produced from our isotopes, as well as our suppliers’ ability to provide us components as and when expected and at expected prices.
•
Even if the products that we or our customers may produce using the ASP technology receive regulatory approval, it may fail to achieve market acceptance by our target market of customers.

Risks Related to Regulatory Compliance

•
Our business is and could become subject to a wide variety of extensive and evolving laws and regulations. For example, if technology developed for the enrichment of isotopes can be applied to the creation or development of weapons-grade materials, then it may be considered “dual use” technology and be subject to limitations on public disclosure or export.
•
Our Exploration Rights and Production Right in South Africa could be altered, suspended, or canceled for a variety of reasons, including uncertainties associated with national and local legislation.

Risks Related to our Operations in South Africa

•
Our operations in South Africa could be disrupted for a variety of reasons, including economic, political or social instability, which could prevent us from completing our development activities or have a material adverse effect on our operations and profits.

Risks Related to Our Intellectual Property

•
Our and certain of Renergen’s intellectual property and other proprietary rights, products or processes is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our technologies and we may be unable to adequately protect our intellectual property and proprietary rights and prevent others from making unauthorized use of our products and technology.
•
Our ASP technology and QE technology may be found to infringe third-party intellectual property rights.

•
If we fail to comply with Renergen’s obligations under license or technology agreements with third parties, we may be required to pay damages and could lose license rights that are critical to Renergen’s business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

•
We will need to expand our organization, and we may experience difficulties in managing this growth.
•
Our international operations subject us to risks of doing business in foreign countries.

Risks Related to Ownership of Our Common Stock

•
Since our listing on the Nasdaq Capital Market in November 2022, there has been only a limited public market for our Common Stock and the price of our stock may be volatile. Additionally, if we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.
•
We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to such companies may make our Common Stock less attractive to investors.

General Risk Factors

•
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
•
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
•
We have been and could be in the future subject to securities class action litigation.

Risks Related to Quantum Leap Energy’s Business and Industry

•
QLE’s future success depends, in part, on target markets that are not yet, and may never be, established. Furthermore, even if QLE’s target markets grow as expected by our management team, our ability to penetrate these markets is uncertain.
•
Technological changes could render QLE’s technology uncompetitive or obsolete, which could prevent QLE from achieving market share and sales. Further, QLE may be unable to attract customers as quickly as expected, or at all, and competition from existing or new companies could cause QLE to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

Risks Related to the Expansion of the Virginia Gas Project

•
As we further expand Renergen’s current operations into Phase 2, we may face additional problems associated with natural gas exploration and development projects, including potential problems securing additional supporting authorizations, licenses and permits, as well as unforeseen difficulties, delays and costs in construction (including potential cost-overruns, if underlying assumptions prove to be inaccurate) and operation of Phase 2.
•
Managing a project as substantial in size as Phase 2 of the Virginia Gas Project requires sufficient technical, commercial and project management capacity. There can be no assurance that Renergen’s current management team has sufficient capacity, or that the project will operate as expected, incur costs within expected estimates, or that we will be able to obtain the necessary financing for Phase 2 in a timely manner and/or on acceptable terms, if at all.

Risks Related to Renergen’s Business

•
Renergen’s drilling results in South Africa may be more uncertain than drilling results in areas that are developed and have established production. Additionally, Renergen’s identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
•
Natural gas prices are volatile. A sustained decline in natural gas prices could adversely affect our business, financial condition and results of operations. Further, we may be unable to obtain, maintain or renew permits, leases or licenses necessary for Renergen’s operations, the failure of which could impair our ability to conduct Renergen’s operations.

Risks Related to Renergen’s Indebtedness and Liquidity

•
The DFC Credit Facility Agreement and IDC Loan Agreement place operating restrictions on Renergen and create default risks. Further, we may not be able to generate sufficient cash to service all of Renergen’s indebtedness and may be forced to take other actions to satisfy Renergen’s obligations under applicable debt instruments, which may not be successful.
•
Renergen’s outstanding indebtedness under the IDC Loan Agreement bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause Renergen’s interest expense to increase and decrease cash available for operations and other purposes.

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

We were incorporated in September 2021, and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on acquiring assets, organizing and staffing our company, research and development activities, business planning, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated the ability to produce commercial quantities of enriched isotopes using the ASP technology or QE technology nor an ability to overcome many of the risks and uncertainties frequently encountered by companies in the medical, technology and energy industries, including an ability to obtain applicable regulatory approvals, manufacture any isotopes at commercial scale, or conduct sales and marketing activities necessary for successful isotope commercialization. In addition, we have not yet sought any regulatory approval that may be necessary for application of isotopes that we may produce for the medical industry or the production of enriched U-235. Furthermore, Renergen’s LNG and helium extraction operations similarly have a limited financial and operating history. Renergen began producing LNG in September 2022 and has produced limited quantities of LNG to date. The selling and distribution of LNG began in November 2022. Helium commissioning and production was achieved in January 2023. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing isotopes, and such predictions may differ materially from our actual results of operations and financial performance.

Investment in isotope enrichment technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential isotopes will fail to demonstrate adequate utility or effectiveness in the targeted application (or for medical indications, an acceptable safety profile), gain regulatory approval, if applicable, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date attributable to isotopes (and only limited revenues attributable to PET Labs), and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in September 2021. For the years ended December 31, 2025 and 2024, we reported a net loss of $159.8 million and $32.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $231.3 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities;
•
continue to develop Phase 2 of the Virginia Gas Project;
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

Certain of our future prospects are tied directly to the end markets that use our isotopes including the diagnostic medical imaging industry and depend on our ability to successfully introduce our isotopes and adapt to a changing technology and medical practice landscape.

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

Our success will depend in large part on the success of our management in integrating the acquired assets into our operations. In October 2021, our subsidiary in South Africa acquired the assets of Molybdos after participating in and being declared the winner of a competitive auction process under Section 45 of the South Africa Consumer Protection Act, 2008 for ZAR 11,000,000 (which at the then-current exchange rate was approximately $734,000), plus value added tax (VAT) levied by the government of South Africa at the rate of 15% and auctioneers’ commission at the rate of 10%. In July 2022, we acquired assets comprising a dormant Si-28 aerodynamic separation processing plant from Klydon located in Pretoria, South Africa for ZAR 6,000,000 (which at the then-current exchange rate was approximately $364,000). In addition, in April 2023, we perfected our interest under the Acknowledgement of Debt Agreement, under which we acquired specific intellectual property from Klydon.

In October 2023, we entered into a Share Purchase Agreement with Nucleonics Imaging Proprietary Limited, a company incorporated in South Africa, to purchase 51% of the ordinary shares (the “initial shares”) in Nucleonics’ wholly-owned subsidiary, PET Labs, a company incorporated in South Africa and dedicated to nuclear medicine and the science of radiopharmaceutical production. We agreed to pay a total of $2.0 million for the initial shares in two installments, which has been paid in full as of December 2025. In addition, we have an option to purchase the remaining 49% of the ordinary shares, exercisable until January 31, 2027, for $2,200,000.

In addition, in August 2025 QLE completed the acquisition of a controlling interest in Skyline and in January 2026, we acquired all of the issued and outstanding ordinary shares of Renergen. To date, we have completed the construction of one isotope enrichment facility, but we have not yet produced any commercial quantities of isotopes and we have not yet demonstrated the ability to produce any isotope in commercial quantities using ASP technology. Acquisitions generally create risks such as (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. We will not know whether the assets that we acquired will work according to our expectations or be successful in generating material revenue, income or other returns, and any resources we committed will not be available to us for other purposes. Our failure to achieve the integration of the acquired assets into the company and to commercialize the assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

We currently have no sales attributable to enriched isotopes, but we expect to be heavily dependent on a few large customers to generate a majority of our revenues. Our operating results could be adversely affected by a reduction in business with our future significant customers.

We currently have no sales attributable to enriched isotopes. However, we expect to rely on a limited number of customers to purchase any isotopes that we produce using the ASP or QE technologies under long-term contracts. Our future key customers may stop ordering our isotopes at any time or may become bankrupt or otherwise unable to pay. The loss of any of our future key customers could result in lower revenues than we anticipate and could harm our business, financial condition or results of operations.

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue our research and development activities, seek applicable regulatory approvals for any future isotopes that we may successfully develop, expand our organization by hiring additional personnel, continue to integrate acquired assets into our company and continue the development of Phase 2 of the Virginia Gas Project. In addition, we expect to continue incurring significant costs associated with operating as a public company.

As of December 31, 2025, our cash and cash equivalents were approximately $285.6 million and short term investments were approximately $47.7 million. We believe, based on our current operating plan, that our existing cash and cash equivalents, proceeds from short-term investments, cash flow from operations, the IDC Debt Funding (defined below), the SBSA Loan (defined below), the DFC Credit Facility (defined below) and the conditionally approved senior secured debt facilities expected to be funded by the DFC and the Standard Bank of South Africa, will be sufficient to fund our operations for at least the next 12 months from the date the financial statements are issued and beyond.

As we pursue additional research and development activities related to our ASP technology and seek applicable regulatory approval of any future isotopes, and otherwise to support our continuing operations, including the development of Phase 2 of the Virginia Gas Project, we will require substantial additional capital to support our business operations. As an example, from our latest cost estimate we anticipate we will need to incur at least approximately $1.16 billion in costs (including borrowing costs and general corporate costs during construction) to complete Phase 2 of the Virginia Gas Project. See “—There can be no assurance that we will be able to obtain the necessary financing for Phase 2 in a timely manner and/or on acceptable terms, if at all.” In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution (assuming receipt of applicable regulatory approvals for our future isotopes). Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our future isotopes (assuming receipt of applicable regulatory approvals) and Phase 2 of the Virginia Gas Project.

Additionally, as a result of increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

We are subject to credit counterparty risk which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We maintain cash balances at many financial institutions in multiple geographies. While the majority of cash balances are currently held in USD at U.S. financial institutions, our cash balances at those institutions may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Our non-US banking counterparties might not have protections offered to their customers that are considered standard in the U.S. and even if such deposit insurances do exist, there is no guarantee that the insurer will honor those insurance policies. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. Any credit losses that may occur could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market our future isotopes (assuming receipt of applicable regulatory approvals for our future isotopes), LNG and helium that we would otherwise develop and market ourselves.

Risks Related to the Development and Commercialization of Our Future Isotopes

We are continuing our research and development efforts for isotopes using the ASP technology and the QE technology. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes, or experience significant delays in doing so, our business will be materially harmed.

We are still conducting research and development efforts using ASP technology to produce a wide array of isotopes, and have not yet produced any isotope at commercial scale. It is possible that the research and development, proof-of-concept, construction of a plant and commercialization will take longer than anticipated due to unexpected delays.

We also plan to begin researching the enrichment of uranium, which is a chemical element we believe may have application in the clean, efficient and carbon-free energy industry, using QE technology. QE technology has never been used to produce isotopes at a commercial scale and the research that has been conducted using this technique has never been published. In the period since our inception to date, we have not applied our enrichment technologies to the enrichment of U-235, nor received permission or regulatory approval to conduct testing of our enrichment technologies on U-235, except for the activities contemplated by the Services Contract with Necsa. Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of U-235 could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176. The IAEA has never inspected any facility that leverages this technology and there is no proof that this technology has ever been used to enrich uranium. There are significant regulatory hurdles associated with enabling our research and development efforts to enter the nuclear energy market. Multiple regulatory agencies need to provide approvals to allow us to proceed with the research and development necessary to show proof of concept to the market. If we demonstrate proof of concept, we anticipate that there will be further approvals needed to expand to a larger footprint to support commercial demand. We may not ever obtain these approvals. If we are unable to advance our future isotopes in development, obtain applicable regulatory approval and ultimately commercialize our future isotopes (assuming receipt of applicable regulatory approvals), or experience significant delays in doing so, our business will be materially harmed.

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

We will have to be successful in a range of challenging activities, including completing research and development activities relating to our enrichment technologies, obtaining applicable regulatory approval for future isotopes, if any, and manufacturing, marketing and selling any future isotopes (assuming receipt of applicable regulatory approvals). We are only in the preliminary stages of most of these activities. If we are unable to succeed in these activities, we may not be able to generate sufficient revenue to continue our business.

We rely on a limited number of suppliers to provide us components and a material interruption in supply could prevent or limit our ability to execute our strategic plan and development programs in the expected timeframe.

We depend upon a limited number of third-party suppliers for certain components required to construct the centrifuges and other equipment for the enrichment plants that are being constructed in South Africa. To date, we have been able to obtain the required components for our centrifuges without any significant delays or interruptions. If we lose any of these suppliers, or if such suppliers encounter difficulties in supplying us with the requisite components for our operations, we may be required to find and enter into supply arrangements with one or more replacement suppliers. Obtaining alternative sources of supply could involve significant delays and other costs, and these supply sources may not be available to us on reasonable terms or at all. Any disruption of supplies could delay completion and operations of the enrichment plants in South Africa, which could adversely affect our ability to execute our strategic plan and development programs in the expected timeframe.

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

Currently, the sale or use of many stable isotopes is not regulated by a healthcare regulator, such as the FDA, EMA or comparable foreign regulatory authorities. However, many products that are produced from stable isotopes in a radiopharmacy, such as Mo-99, Tc-99, Lu-177 and Ga-68 are regulated by healthcare regulators.

Our future customers who may use our stable isotopes to produce radiopharmaceuticals will likely require regulatory approval for their products. The regulatory approval of products is not standardized between different regions. Obtaining regulatory approval is expensive and can take many years to complete, and its outcome is inherently uncertain. Our customers’ regulatory approval process may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the process.

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

We are currently focused on producing enriched isotopes using our ASP technology to meet critical needs in society. We also plan to research the production of enriched uranium using QE technology to meet the future needs of developers of U.S. advanced reactor technologies requiring HALEU. Our projections of the potential markets are based on estimates that have been derived from a variety of sources, including scientific literature and market research, and which may prove to be incorrect. We must be able to successfully acquire a significant market share in our potential markets to achieve profitability and growth. Customers may become difficult to gain access to, which would adversely affect our results of operations and our business.

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

Even if the products that we or our customers may produce using the ASP technology receive regulatory approval, they may fail to achieve market acceptance by radiopharmacies, hospitals, clinics or others in the medical community necessary for commercial success.

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

Because we expect sales of isotopes that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to generate significant revenues for the foreseeable future, the failure of these isotopes that we may produce using the ASP technology (assuming receipt of applicable regulatory approvals for commercial sale) to find market acceptance would harm our business and could require us to seek additional financing.

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

We have no internal sales, marketing or distribution capabilities for our future isotopes, nor have we commercialized any isotopes. If the isotopes that we may produce using our ASP technology gain market acceptance and our customers receive regulatory approval for the isotopes they produce, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize such product in the markets that we target, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We currently plan to independently commercialize the isotopes that we may produce using our ASP technology (assuming receipt of applicable regulatory approvals) in the United States by establishing a focused sales force and marketing infrastructure. We may opportunistically seek additional strategic collaborations to maximize the commercial opportunities for our medical isotopes business outside of the United States. We have no prior experience as a company in the marketing, sale and distribution of isotopes and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our isotopes, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the development of the ASP technology and our future isotopes, development of the Virigina Gas Project and related LNG and Helium extraction and sales, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the South African and foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact of, or the ultimate cost of compliance with, current or future regulatory or administrative changes.

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

In addition, we cannot assure you that we will be able to obtain, on a timely basis or at all, any additional licenses, approvals and permits that may be required to execute on our strategy and develop our company’s business, including any such licenses, approvals and permits that may be required to introduce isotopes produced using ASP technology into the market and to begin the enrichment of uranium to demonstrate our capability to produce HALEU using the QE technology.

Moreover, Renergen’s exploration, technical cooperations, production and operational development activities are subject to South African laws and regulations governing various matters. These include laws and regulations relating to environmental protection, the management of natural resources, the management and use of hazardous substances and explosives, exploration, production and post-closure reclamation and rehabilitation, exports, the regulation of the trading of gas, price controls, repatriation of capital and exchange controls, taxation, labor standards and other employment-related laws and occupational health and safety and historic and cultural preservation.

Changes in law or the imposition of new or additional regulations or permit requirements that impact our business could negatively impact our performance in various ways, including by limiting our ability to collaborate with partners or customers or by increasing our costs and the time necessary to obtain required authorization. We monitor new developments and devote a significant amount of management’s time and external resources to compliance with these laws and regulations. We cannot assure you, however, that we are and will remain in compliance with all such requirements and, even when we believe we are in compliance, a regulatory agency may determine that we are not. In addition, we cannot assure you that we will be able to obtain all licenses, approvals and permits that may be required to execute on our strategy and develop our company’s business as currently contemplated. Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations or to obtain or comply with necessary licenses, approvals and permits could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of our export/import privileges. Failure by us, our employees, affiliates, partners or others with whom we work to comply with the permits issued to us by the South African Council for The Non-Proliferation of Weapons of Mass Destruction could result in disruption of our development activities at our isotope enrichment facility in South Africa, which could prevent us from completing our development activities.

Moreover, environmental and regulatory laws and regulations change frequently (due to general amendments or amendments brought about as a result of case law) and are generally becoming more stringent across the global natural gas industry. If our environmental compliance obligations were to change as a result of changes to laws or regulations or as a result of changes in certain assumptions we make to estimate liabilities, or if unanticipated conditions were to arise in connection with our operations, our expenses and provisions would increase to reflect these changes. If material, these expenses and provisions could adversely affect our business, operating results and financial condition

If technology developed for the purposes of enriching isotopes can be applied to the creation or development of weapons-grade materials, then our technology may be considered “dual use” technology and be subject to limitations on public disclosure or export.

Our research and development of isotope enrichment is dedicated not only to producing enriched isotopes for use in nuclear medical diagnostic procedures and concentrating uranium in the isotope U-235 for use in nuclear energy, but also to safeguarding any information with broad, dual-use potential that could be inappropriately applied. Enrichment is among the most sensitive nuclear technologies because it can produce weapon-grade materials. The ASP technology and the QE technology may be considered dual use and could be subject to export control, for example, under the Wassenaar Arrangement.

Our Exploration Rights and Production Right in South Africa could be altered, suspended, or canceled for a variety of reasons, including uncertainties associated with national and local legislation.

Various national and local policies, laws and regulations, norms and standards govern our Exploration Rights and Production Right, which are characterized by significant uncertainties associated with both their formulation as well as implementation. Under the applicable South African laws and regulations, we are required to obtain certain permits, licenses and approvals for our exploration and production activities, including, among others, Exploration Rights, Production Rights, environmental authorizations and integrated water use licenses. Moreover, we are required to comply with the terms and conditions attached to such permits, licenses and approvals, including by filing certain reports and plans with the relevant authorities from time to time. These permits, licenses and approvals are issued by ministries and/or agencies of the South African government and are crucial to our business operations. Although we have obtained or are otherwise applying for all consents necessary to conduct our business, there can be no assurance that we will obtain, retain, timely renew or comply with all of the terms and conditions attaching to such consents.

Any failure to obtain, renew or retain or any delay (and/or failure by relevant government authorities) in obtaining, retaining or renewing any required permits, licenses or approvals, may result in a delay in our investment or development of a resource which may have a material adverse effect on our business, results of operations, financial position and/or growth prospects. Additionally, our existing licenses, permits and other authorizations may be suspended, terminated or revoked if we fail to comply with the relevant requirements. Should we fail to fulfil the specific terms of permits, licenses and other authorizations or if we operate our business in a manner that violates applicable law, regulators may impose fines or suspend or terminate such licenses, permits or other authorizations. The failure to comply with the terms and conditions attached to such consents timely and strictly in line with the applicable requirements could negatively affect our operations, and subject us to a variety of administrative or criminal penalties, other government actions or reputational harm, which may have a material adverse effect on our business, results of operations, financial position and/or growth prospects.

Our Production Right expires on September 20, 2042. Our Exploration Rights were set to expire on August 23, 2024. However, we submitted an application to incorporate the Exploration Rights into our Production Right, by means of an amendment to the Production Right in accordance with Section 102 of the South African Mineral and Petroleum Resources Development Act 28 of 2002 (“MPRDA”), which we expect will extend our ability to carry out petroleum exploration activities through the expiration date of our Production Right. Our application was submitted on July 16, 2024 and the application was authorized on May 9, 2025. Following the authorization, two appeals were made by various parties and the appeal process is ongoing. We expect the appeal process to be resolved by in 2027. If such rights expire and we are unable to renew such rights, we will lose Renergen’s right to explore, produce and develop the related properties. Although we intend to renew such rights prior to their expiration, we cannot provide assurance that we will be successful in extending such rights.

We are subject to risks associated with litigation and regulatory proceedings, which could have a material adverse effect on our business, operating results and financial condition.

We may be involved, from time to time, as a party in various lawsuits, arbitrations, regulatory proceedings or other disputes.

Increasing attention on climate change and water use management issues may also lead to an increase in complaints and litigation on grounds of contribution to, or failure to mitigate the effects of, climate change and/or water scarcity. For instance, the High Court of South Africa, Gauteng Provincial Division, Pretoria recently considered, in the case of EarthLife Africa, Johannesburg v Minister of Environmental Affairs and Others, the impact of a coal-fired power plant on global climate and its contribution to climate change should it continue to be operated until 2060. This was the first case of this nature to be adjudicated by South African courts and paves the way for additional litigation relating to the impacts of various actions on climate change and/or water resource impacts. Following this case, the Minister of the Department of Forestry, Fisheries and the Environment (the “DFFE”) published a notice inviting consultation on her intention to publish the National Guideline for Consideration of Climate Change Implications in Applications for Environmental Authorizations, Atmospheric Emission Licenses and Waste Management Licenses (GN. 559 of June 25, 2021). Although these guidelines will not apply retroactively to our current authorizations, once published, the guidelines will be considered in any prospective applications made by us for the applicable licenses. Another example is the case of Sustaining the Wild Coast NPC and Others v. Minister of Mineral Resources and Energy and Others, in which both the High Court and subsequently the Supreme Court of Appeal found that the granting of an Exploration Right and its implications had not been made known to affected communities and that “the mere ticking of a checklist” did not constitute meaningful consultation. The courts set aside the decision to grant the Exploration Right on the basis that it was procedurally unfair, but also noted that it failed to pass muster on several other grounds, including the failure to take account of relevant information, including climate change and the right to food, a failure to take account of the Integrated Coastal Management Act, 2008, and the failure to comply with various legal requirements such as the requirement to create opportunities for historically disadvantaged people to participate in the minerals and petroleum industries. The courts further found that the DMRE had failed to consider the communities’ spiritual and cultural rights and their rights to livelihood, the potential climate change implications, and the anticipated harm to the marine and bird life along the Eastern Cape coast. The respondents in this case have lodged an application for leave to appeal to the Constitutional Court. Consequently, to avoid the risks associated with climate change litigation, we would be required to manage our climate change impacts responsibly, which may result in considerable expenses being incurred.

Litigation, arbitration, regulatory proceedings and other types of disputes involve inherent uncertainties and, as a result, we face risks associated with adverse judgments or outcomes in these matters. Even in cases where we may ultimately prevail on the merits of any such dispute, we may face significant costs defending our rights, lose certain rights or benefits during the pendency of any such litigation, arbitration, regulatory proceeding or other dispute, or suffer reputational damage as a result of our involvement therein. There can be no assurance as to the outcome of any litigation, arbitration, regulatory proceeding or other dispute, and the adverse determination of material litigation could have a material adverse effect on our business, operating results and financial condition. See also “Business—Legal Proceedings.”

Once an amendment to the South African loss carry forward rules comes into operation, it could have an adverse effect on our financial results.

Renergen’s principal operating subsidiaries are South African tax residents. The loss carry forward rules are regulated by section 20 of the South African Income Tax Act No. 58 of 1962 (as amended from time to time) (the “South African Income Tax Act”). In determining taxable income as per enacted legislation, corporate taxpayers must set off their full extent of the balance of assessed loss carried forward from the preceding tax year against their income, with any unutilized assessed loss balance carried forward to future years of assessment to be set off against future income.

In an attempt to broaden the corporate income tax base, the South African Taxation Laws Amendment Act No. 20 of 2021 was promulgated on January 19, 2022, resulting in the amendment of section 20 of the South African Income Tax Act regulating use of assessed losses by companies. Pursuant to this amendment, companies are permitted to set-off the balance of an assessed loss carried from the prior year of assessment (i.e., the historic position), but only to the extent that the set-off does not exceed the higher of R1 million and 80% of the amount of taxable income determined for that year (before taking into account such balance of assessed loss). The unutilized balance of assessed loss will be carried forward to the following year of assessment. The amended loss utilization provisions will apply to years of assessment which end on or after March 31, 2023.

Due to the amendment to Section 20 of the South African Income Tax Act, we may experience delays in the utilization of the balance of our assessed losses carried forward, which could have an adverse effect on our financial results.

Amendments to tax legislation, tax rates or the administration or interpretation thereof may impact our business, results of operations, financial condition and/or prospects.

We are subject to various direct and indirect taxes. Tax legislation or the administration or interpretation thereof is subject to change occasioned by amendments, court decisions and the respective revenue authorities’ pronouncements on accepted practice in South Africa. These changes could affect our overall effective tax rate, thereby impacting our earnings, or could impact demand for our products, which could, in turn, have a material adverse effect on our business, financial results and/or prospects.

We cannot predict the impact of future changes in tax legislation, or interpretation thereof. Amendments to existing tax legislation, or the introduction of new rules in South Africa, may have an impact on the investment decisions of either existing or potential shareholders.

We may be exposed to historical environmental liability risk in respect of Renergen’s closed, closing or sold assets.

Section 28 of the South African National Environmental Management Act 107 of 1998 (“NEMA”) and section 19 of the National Water Act No. 36 of 1998 (the “NWA”) both impose a statutory duty of care for significant environmental pollution or degradation and require remedial measures to be taken in order to address any such environmental degradation, regardless of when it occurred. This duty applies retrospectively and may expose us to historical environmental liability risks in respect of Renergen’s closed, closing or sold assets. Under NEMA, the liability of the gas facility continues post-closure indefinitely, notwithstanding the issuance of a closure certificate by the relevant minister, especially where the treatment of water is incorporated. Notwithstanding the onerous statutory duty imposed by NEMA and NWA, we may, in the future, be subject to further incremental legislation that imposes increased environmental liability and may result in significant costs being incurred well above the costs anticipated by us. Any assessment on or adverse finding against us of historical environmental liability may result in significant costs being incurred by us, which may, in turn, have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to our Operations in South Africa

Our operations in South Africa could be disrupted for a variety of reasons, which could prevent us from completing our development activities.

A disruption in our operations in South Africa could have a material adverse effect on our business. Disruptions could occur for many reasons, including power outages, fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, public health crises, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

South Africa struggles with limited electricity supply and regions of the country regularly undergo load-shedding, during which electricity is not available. In 2022 and 2023, South Africa experienced multiple electricity supply crises due to the inability of Eskom, the sole, state-owned energy supplier, to reliably provide electrical power throughout the country. Both the government of South Africa and the U.S. Embassy & Consulates in South Africa have declared a “State of Disaster” in response to ongoing power shortages. The country’s energy crisis includes sustained load-shedding (planned and unplanned rolling blackouts) at varying intervals and is expected to extend beyond 2023. However, in 2024 and 2025, the supply situation has improved significantly with Eskom’s Energy Availability Factor currently approaching excess capacity. South Africa has endured several reductions in the power supply recently, such as South Africa’s order to Eskom in 2021 to reduce by one-third its operating capacity to limit its greenhouse gas emissions (which has been subsequently been significantly amended, with a delay in decommissioning of multiple units). 2022 saw more than twice as many blackouts as any other year, as aging coal-fired power plants broke down and Eskom struggled to buy diesel for emergency generators. Load-shedding resulted in 2023 in localized power outages of up to six hours or more per day throughout the country. Consequentially, we have experienced, and could continue to experience, increased electricity prices. This uncertain supply of electricity and other potential disruptions to our operations in South Africa could impact our ability to operate and produce our products, including isotopes, LNG and helium, and could negatively affect the financial position of the Company.

Economic, political or social instability in South Africa may have a material adverse effect on our operations and profits.

Certain of our operations are located in South Africa. High levels of unemployment and a shortage of critical skills in South Africa, despite increased government expenditure on education and training, remain issues that impact the local economy. Changes to, or increased instability in the economic, political or social environment in South Africa or surrounding countries could create uncertainty, which discourages investment in the region and may affect investments in us. In addition, socio-political instability and unrest may also disrupt our business and operations, compromise safety and security, increase costs, affect employee morale, impact our ability to deliver our operational plans, create uncertainty regarding our exploration and production licenses, and cause reputational damage; any of which could have a material adverse effect on our business, results of operations and financial condition.

Community disruptions could result in access to our petroleum and isotope operations being obstructed, our property being damaged and production or development activities being interrupted. Any threats, or actual proceedings, to nationalize any of our assets could cause a cessation or curtailment of our operations, resulting in a material adverse effect on our business, operating results and financial condition. If any of these risks materialize, this could cause a rapid decline in the value of our securities, thereby possibly causing investors to lose their respective investments.

More specifically, South African petroleum companies are experiencing increasing trends of incitement, breaches of perimeter security, vandalism and robbery, as well as the intimidation and murder of employees.

In addition, economic and political instability and geopolitical events in regions outside of South Africa, including the Russian invasion of Ukraine, the United States-Israel-Iran war, trade tensions between the U.S. and China and U.S. military operations in Venezuela may result in unavoidable uncertainties and events that could: negatively affect the risk appetite for investments in the equity markets, South Africa and petroleum companies in particular; cause volatility in currency exchange rates, commodity prices, interest rates, and worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Any of these factors could have a material adverse effect on our business, operating results and financial condition.

South African exchange control regulations could materially constrain our financial flexibility.

South Africa’s existing Exchange Control Regulations restrict the ability of South African companies to convert or transfer sums in foreign currencies to or from South Africa. Transactions between South African residents (including companies) and non-residents (excluding residents of the Common Monetary Area (“CMA”) are subject to exchange controls enforced by the SARB.

As a result, Renergen’s ability to raise or deploy loan funding outside the CMA is currently subject to consent from either the SARB, or where such authority has been delegated, an “Authorized Dealer” with full capacity at an approved bank operating in South Africa, particularly any debt funding that we may require from offshore lenders. These limitations placed on flowing all funds in an unregulated manner could hinder our financial and strategic flexibility, particularly our ability to raise funds outside South Africa.

In February 2020, the Minister of Finance announced a new capital flow management system in the 2020 Budget Speech, in terms of which all foreign-currency transactions will be allowed, except for a risk-based list of capital flow measures. The 2021 Budget Speech on February 24, 2021 stated the new capital flow management framework would continue to be developed and that new regulations in this regard will be published “shortly.” To date, the new framework and regulations have not yet been published, although there has been an ongoing relaxation of current exchange controls with a view to easing controls and implementing a prudential-based system.

There is no assurance that restrictions on currency exchange will not be reinstated or implemented in the future or that these restrictions will not limit the ability of our subsidiaries to transfer cash or borrow from outside the CMA, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our business, results of operations, and financial condition may be adversely affected by inflation.

South Africa may continue to experience high levels of inflation in the future, which may increase our costs, such as labor and energy, as well as our revenues. Inflationary pressures may also curtail our ability to access international financial markets and may lead to further government intervention in the economy. This may include the introduction of government policies that may materially and adversely affect the overall performance of the South African economy, which in turn may materially and adversely affect us.

HIV/AIDS, tuberculosis and other contagious diseases pose risks to us in terms of lost productivity and increased costs.

The prevalence of HIV/AIDS in South Africa poses risks to us in terms of potentially reduced productivity and increased medical and other costs. Compounding this are the concomitant infections, such as tuberculosis, that can accompany HIV illness, particularly during the latter stages, and cause additional healthcare-related costs. Additionally, the spread of contagious diseases such as respiratory diseases is exacerbated by communal housing. The spread of such diseases could impact employees’ productivity, treatment costs and, therefore, operational costs. If there is a significant increase in the prevalence of HIV/AIDS infection and related diseases, or other diseases among the workforce, this may have a material adverse effect on our business, results of operations and financial condition.

The costs of healthcare services may increase in the future depending on underlying legislation and the profile of our employees.

Healthcare costs in South Africa have increased in recent years. Healthcare, and particularly occupational healthcare, is provided by Discovery, Bonitas and Medihelp. There is a risk that the cost of providing such services could change in the future, depending on, among other things, the nature of underlying legislation and the profile of employees. This cost, should it transpire, is difficult to estimate. Significant increases in the costs of healthcare provided to our employees at our facilities or mandated contributions to any national healthcare fund could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating the ASP technology and QE technology.

We have not yet protected our intellectual property rights through patents, and we currently have no patent applications pending. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means. As we intend to transition into the commercialization of isotopes, we envision our intellectual property and its security becoming more vital to our future. Until we protect our intellectual property through patent, trademarks and registered copyrights, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours, resulting in us selling less products or generating less revenue from our sales.

We may be unable to adequately protect our intellectual property and proprietary rights and prevent others from making unauthorized use of our products and technology.

Our success and competitiveness depend, in significant part, on our ability to protect our intellectual property rights, including the ASP technology and the QE technology and certain other practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining processes used in the development of our future isotopes. To date, we have relied exclusively on trade secrets and other intellectual property laws, non-disclosure agreements with our respective employees, consultants, vendors, potential customers and other relevant persons and other measures to protect our intellectual property, and intend to continue to rely on these and other means.

For strategic reasons, we have not yet protected our intellectual property by filing patent applications related to our technology, inventions and improvements. Even if we filed patent applications and patents were granted, we cannot assure you we would be fully protected against third parties as those patents may not be sufficiently broad in their coverage, may not be economically significant, or may not provide us with any competitive advantage. Competitors may be able to design around any patents and develop isotope production techniques comparable or superior to the ASP technology or the QE technology. Furthermore, the filing of a patent would entail the disclosure of our know-how, and breaches of patent rights related to a wrongful use of this know-how would be difficult to enforce in the international landscape. We believe that our intellectual property strategy differs significantly from the strategies of others involved in the medical isotope industry, many of whom have extensive patent portfolios and rely heavily on intellectual property registrations to enforce their intellectual property rights. As a result of this discrepancy in strategy, we may be at a competitive disadvantage with respect to the strength of our intellectual property protection. Unlike others involved in the medical isotope industry, who generally have patents providing exclusive control over their innovations, we have no recourse against any entity that independently creates the same technology as ours or legitimately reverse-engineers our technology.

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

Our ASP technology and QE technology may be found to infringe third-party intellectual property rights.

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

We currently rely upon a combination of trade secret protection and confidentiality agreements to protect the intellectual property related to our isotope development techniques and future isotopes. Our success will depend in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to the ASP technology and the QE technology. We may seek to protect our proprietary position by filing patent applications in the United States and abroad related to its current and future development programs and future isotopes to the extent permitted by applicable law. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our future isotopes in the United States or in foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from being issued from a pending patent application. Even if patents are successfully issued and even if such patents cover the ASP technology and the QE technology, third parties may challenge their scope, validity, or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any future isotopes using the ASP technology or the QE technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a future isotope could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for the ASP technology or the QE technology, it could dissuade companies from collaborating with us, and threaten our ability to commercialize, isotopes produced using the ASP technology or the QE technology. Any such outcome could have a negative effect on our business.

Even if we obtain patents covering the ASP technology or the QE technology or our methods, we may still be barred from making, using and selling such technology or methods because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering technology or methods that are similar or identical to ours, which could materially affect our ability to successfully develop our technology or to successfully commercialize any isotopes alone or with collaborators.

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

Our commercial success depends, in part, upon our ability and the ability of our current or future collaborators to develop, manufacture, market and sell our future isotopes and use our proprietary enrichment technologies without infringing the proprietary rights and intellectual property of third parties. The technology industry is characterized by extensive and complex litigation regarding patents and other intellectual property rights. Our future isotopes and other proprietary technologies we may develop may infringe existing or future patents owned by third parties. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our future isotopes and technology, including interference proceedings, post-grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our future isotopes. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our future isotope(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or future isotope. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our future isotopes or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

If we rely on third parties to manufacture or commercialize our future isotopes, or if we collaborate with additional third parties for the development of our future isotopes, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary enrichment technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, services agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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

If we fail to comply with Renergen’s obligations under license or technology agreements with third parties, we may be required to pay damages and could lose license rights that are critical to Renergen’s business.

We license certain intellectual property rights, including technologies and data from third parties, which are important to Renergen’s business, and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. For example, we currently license satellite vegetation stress analyses software, detailed sub-surface modeling software, advanced DCS, SCADA or PLC systems and software, as well as hardware related licenses for specialist cryogenic equipment. Renergen’s future technological needs may be subjected to proprietary licensing requirements.

If we fail to comply with any of the obligations under Renergen’s license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights and could prevent us from selling Renergen’s products and services, or inhibit our ability to commercialize future products and services. Renergen’s business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, Renergen’s rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including Renergen’s competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, Renergen’s licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of Renergen’s rights to the relevant intellectual property rights or technology, or increase what we believe to be Renergen’s financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, and results of operations.

We may not be successful in obtaining, maintaining, enforcing, defending and protecting Renergen’s intellectual property and other proprietary rights, products or processes, including Renergen’s unpatented proprietary knowledge and trade secrets, or in avoiding claims that we infringed, misappropriated or otherwise violated the intellectual property rights of others.

Renergen’s business and our ability to compete effectively depend on our ability to obtain, maintain, defend, protect and enforce Renergen’s intellectual property rights, confidential information, know-how and other proprietary rights, products or processes. We rely on intellectual property laws in South Africa and other countries, as well as confidentiality procedures, cybersecurity practices and contractual provisions and restrictions, to protect the intellectual property rights and other proprietary rights relating to Renergen’s products, proprietary processes and proprietary technology. Despite Renergen’s efforts to obtain, maintain, defend, protect and enforce Renergen’s intellectual property rights and other proprietary rights, products or processes, there can be no assurance that these protections will be available in all cases or will be adequate to prevent Renergen’s competitors or other third parties from copying, accessing or otherwise obtaining and using Renergen’s technology, intellectual property rights or other proprietary rights, products or processes without Renergen’s permission. Further, there can be no assurance that Renergen’s competitors will not independently develop products or processes that are substantially equivalent or superior to ours or design around Renergen’s intellectual property rights and other proprietary rights. In each case, our ability to compete could be significantly impaired.

We may, over time, increase Renergen’s investment in protecting Renergen’s intellectual property rights through patent, trademark, copyright and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain registered intellectual property protection for Renergen’s products or processes, and, even if we are successful in obtaining effective patent, trademark, trade secret and copyright protection, it is expensive and time-consuming to maintain, and defend, these rights in terms of application and maintenance costs. Moreover, Renergen’s failure to develop and properly manage new intellectual property rights could hurt Renergen’s market position and business opportunities.

In addition, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantages. We will not be able to protect Renergen’s intellectual property rights if we are unable to enforce Renergen’s rights or if we do not detect unauthorized use of Renergen’s intellectual property rights. Moreover, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce Renergen’s trade secrets, intellectual property rights and other proprietary rights. If we are unable to adequately protect Renergen’s intellectual property rights and other proprietary rights, Renergen’s competitive position and Renergen’s business could be harmed, as third parties may be able to commercialize and use products and technologies that are substantially the same as ours to compete with us without incurring the development and licensing costs that we have incurred. Any of Renergen’s owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, Renergen’s trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or Renergen’s intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of some of Renergen’s product offerings or other competitive harm.

We believe that we have sufficient intellectual property rights to allow us to conduct Renergen’s business without incurring liability to third parties. However, we or Renergen’s products may nonetheless infringe, misappropriate or otherwise violate the intellectual property rights of third parties, or we may determine in the future that we may be required to enter into costly license agreements or require other rights to intellectual property rights held by third parties. Such a license or other rights may not be available to us on commercially reasonable terms or at all, in which case we may be prevented from using, providing or manufacturing certain products or services, as applicable, or using brands as we see fit. We may in the future become involved in lawsuits to protect or enforce Renergen’s intellectual property rights. An adverse result in any litigation proceeding could harm our business.

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

In addition, we will need to attract, retain and motivate highly qualified additional management and scientific and technical personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, including energy infrastructure projects. The energy industry in South Africa continues to experience a shortage of qualified senior management and technically skilled employee and many of the other pharmaceutical companies and energy companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can develop future isotopes, the Virginia Gas Project and our other business will be limited, and we may experience constraints on our development objectives. With respect to our South African operations, our inability to hire or retain appropriate management and technically skilled personnel from designated groups may also affect our compliance with our employment equity obligations and the undertakings that we have made in our social and labor plan in respect of the employment of historically disadvantaged persons.

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

As of December 31, 2025, we employed 271 people full-time, 189 of whom are located in South Africa. We rely on service providers for certain general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our future isotopes. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize future isotopes, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, some of our employees work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, computer viruses, unauthorized access, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents. Any remedial costs or other liabilities related to cyber-attacks may not be fully insured or indemnified by other means.

Our international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

Our primary operations are located outside the U.S. (primarily the construction of isotope enrichment plants and the Virginia Gas Project in South Africa), and we plan to sell our isotopes, LNG and helium to customers outside the U.S. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of non-U.S. jurisdictions. Risks inherent in international operations include the following:

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

Furthermore, we will be subject to rules and regulations related to anti-bribery, anti-corruption, anti-money-laundering and anti-trust prohibitions of the U.S. and other countries, as well as export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Moreover, we have to comply with the South African anti-corruption law, the Prevention and Combating of Corrupt Activities Act, No. 12 of 2004, as amended (“PRECCA”), which prohibits public and private bribery and criminalizes various categories of corrupt activities. PRECCA also contains a reporting obligation to authorities of known or suspected corrupt activities which is triggered when the value of any known or suspected acts of corruption exceeds R100,000. Failure to report said corrupt activities is a criminal offense under PRECCA and imposes significant penalties on those convicted of corrupt activities. Regulation 43 of the Companies Act also contains a number of anti-corruption compliance obligations that we must adhere to. Some applicable anti-corruption laws may also prohibit so-called commercial or private bribery of private individuals. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with government officials responsible for, among other things, issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our Common Stock.

The ongoing military conflict between Russia and Ukraine and the USA, Israel and Iran could have a material adverse effect on the global energy industry and our business, financial condition and results of operations.

The long-term impact on our business resulting from the disruption of trade by the conflicts and associated sanctions is uncertain at this time due to the fluid nature of the ongoing military conflict and response. The potential impacts include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, and other risks, including an elevated risk of cybersecurity threats and the potential for further sanctions.

The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States and other countries. The potential impact of supply chain and logistics disruptions, financial impacts, including volatility in helium and LNG prices, foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats, is uncertain at the current time due to the fluid nature of the conflict and international responses to it. To the extent any international conflict may adversely affect Renergen’s business, it may also have the effect of heightening many of the other risks described in Renergen’s risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.

Although we monitor developments in international relations to assess any potential future impacts that may arise, we cannot provide assurance that we will not be impacted by any current or future international conflict. The adverse effects of the ongoing conflict between Russia and Ukraine, and/or economic sanctions and import and/or export controls to be imposed on the Russian government by the United States or others, and the above-mentioned adverse effect on the global economy and market conditions could have a material adverse effect on our business, financial condition and results of operations.

Our tangible assets may be subject to defects in title.

We have investigated our rights to the assets we have purchased and developed, and, to the best of our knowledge, those rights are in good standing. However, no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties, including by governments and non-governmental organizations. See also “—Exploration Rights and Production Right in South Africa could be altered, suspended, or canceled for a variety of reasons, including uncertainties associated with national and local legislation.”

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

A prolonged government shutdown or lapse in federal appropriations could disrupt our offshore operations and delay required regulatory approvals.

Any disruption in the operations of the U.S. federal government, including as a result of any future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills, raise the federal debt ceiling or otherwise, could adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025 through November 12, 2025, the U.S. federal government shut down, during which time certain regulatory agencies, such as the SEC, furloughed large numbers of employees and stopped routine activities and operations. Additionally, on October 10, 2025, the U.S. federal government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. Furthermore, the recent federal government shutdown resulted in reduced availability of government services, and the suspension or delay of activities by key agencies that regulate or otherwise interact with our business, including the SEC. As a result, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. Any U.S. federal government shutdown or prolonged budget negotiation uncertainty may further adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock prices.

Changes in U.S. trade policy and the impact of tariffs may have a negative effect on our business, financial condition and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs.

There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the process for potential refunds remains unclear. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in decreased demand and price for the commodities that we produce, increase our operating costs and contribute to inflation in the markets in which we operate.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Strikes, riots and labor disruptions can damage economic growth and, in turn, negatively impact our business.

Strikes, riots and labor disruptions can damage economic growth and, in turn, lead to loss of production and/or interruption of our operations. We could suffer supply chain disruptions due to any labor disputes, slowdowns or shutdowns that may occur. For example, during the height of the COVID-19 pandemic due to government enforced lockdowns, Renergen suffered project delays for various components of Renergen’s gas gathering system, balance of plant utilities and LNG and liquid helium processing plant because of supply chain challenges. Renergen also experienced a two to three times increase in shipping transit times from China, Europe and the U.S. to South Africa, which exacerbated many of Renergen’s project delays. Additionally, South Africa experienced a period of political unrest in July 2021 as a result of the sentencing of the former President Jacob Zuma for contempt of court, which led to significant labor disruptions in the regions of Kwa-Zulu Natal and Gauteng. Any labor strikes, riots and/or labor disruptions may negatively impact our employment relationships and could increase our risk exposure, which in turn could negatively impact on our results of operations and financial condition.

Unplanned stoppages and unforeseen operational interruptions and operational accidents or injuries could adversely affect our performance.

Unplanned stoppages and unforeseen operational interruptions and operational accidents or injuries could adversely affect our performance. Our operational processes may be subject to operational accidents, including but not limited to processing plant fires and explosions, damages caused by abnormal wear, inclement weather, incorrect operation, rock bursts, cave-ins or falls of ground, collapse of pit walls, flooding, loss of power supply, environmental pollution and mechanical critical equipment failures. Additionally, non-compliance with critical controls could lead to safety incidents or potential fatalities. The occurrence of one or more of these events may result in the death of, or personal injury to, personnel, the loss of equipment, damage to or destruction of properties or facilities, disruptions in production, increased costs, environmental damage and potential legal liabilities, all of which could have an adverse effect on our business financial condition and results of operations.

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

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the price of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller hopes to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline. At any time, short sellers may publish, or arrange for the publication of, their opinions or characterizations of us that may cause negative market reactions and declines in the price of our common stock. Issuers, like us, whose common stock has historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller publications.

In November 2024, a short seller report was published about us, followed by a decrease in the price of our publicly traded securities. The short seller report and ensuing stock drop was followed by a purported stockholder filing a putative securities class action in the United States District Court for the Southern District of New York. For additional information, see Item 3 of Part I, “Legal Proceedings,” of this Annual Report on Form 10-K.

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

We do not know whether an active, liquid and orderly trading market will be sustained for our Common Stock or what the market price of our Common Stock will be and as a result it may be difficult for you to sell your shares of our Common Stock.

Prior to our IPO in November of 2022, there was no public market for shares of our Common Stock. Although our Common Stock is listed on the Nasdaq Capital Market, only a limited trading market for our shares has developed, and an active market may never develop or if developed be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our Common Stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

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

Our executive officers, current directors, greater than 5% holders, and their affiliates beneficially own, in the aggregate, approximately 20.5% of our Common Stock as of December 31, 2025. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our Common Stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

As of April 6, 2026, we had a total of 125,903,447 shares of Common Stock outstanding. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline.

Of our outstanding Common Stock, the shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, 4,108,036 shares of Common Stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 under the Securities Act. If these additional shares of Common Stock are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline. Any sales of securities by our stockholders could have a material adverse effect on the trading price of our Common Stock.

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

Our Common Stock was listed on the Nasdaq Capital Market on November 10, 2022. Prior to listing, we were a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual report. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” or a “smaller reporting company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

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

We have been and could be in the future subject to securities class action litigation.

Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y.)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, seeking unspecified compensatory damages, attorney’s fees and costs. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On December 4, 2025, the Court denied in part Defendants’ motion to dismiss and granted Plaintiffs’ motion for class certification. On April 3, 2026, following a mediation in which the parties reached an agreement-in-principle to resolve all claims in the Securities Class Action, subject to the Court’s approval, the parties filed a Joint Stipulation agreeing to stay the Securities Class Action (the “Stipulation”). The Stipulation requires the parties to file a stipulation of settlement and for the Plaintiffs to file a motion for preliminary approval of the stipulation of settlement within 60 days of the Court’s approval of the Stipulation. On April 6, 2026, the Court approved the Joint Stipulation. We cannot be certain of the outcome of the Securities Class Action and, if decided adversely to us, our business and financial condition may be adversely affected. This risk continues to be relevant for us because technology companies continue to experience significant stock price volatility. The Securities Class action and any future similar securities class action litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Risks Related to Quantum Leap Energy’s Business and Industry

QLE’s future success depends, in part, on target markets that are not yet, and may never be, established. Furthermore, even if QLE’s target markets grow as expected by our management team, our ability to penetrate these markets is uncertain.

QLE’s ability to make sales of certain critical isotopes for advanced nuclear fuels, specifically HALEU, LEU+ and enriched Lithium-6 as well as Lithium-7, depends on growth in markets that have not yet been established, including the SMR and the fusion reactor industries. Our expectations regarding the potential for future growth in the markets for certain critical isotopes for advanced nuclear fuels, and the third-party growth estimates for these markets, are subject to uncertainty. Furthermore, even if there is successful development and deployment of SMRs and fusion reactors, we cannot assure you that demand for certain critical isotopes for advanced nuclear fuels will grow commensurate with such development and deployment. If market demand for these critical isotopes does not grow as expected, we cannot be sure that our business will grow at a similar rate, or at all, and our business and prospects may be adversely affected.

In addition, QLE may face significant competition in the future from others who may develop new technologies to make sales of critical isotopes for advanced nuclear fuels that could render our products or services less desirable or noncompetitive. If QLE is unable to produce commercial quantities of HALEU, LEU+, Lithium-6 or Lithium-7 to meet customer demands at scale or as efficiently as our competitors, our business, results of operations, financial condition and growth prospects will be adversely affected.

If QLE is unable to advance its current and future research and development activities, obtain applicable regulatory approval and ultimately commercialize critical isotopes for advanced nuclear fuels, or experience significant delays in doing so, QLE’s business will be materially harmed.

QLE has launched four programs to date across four countries, comprising eleven projects spanning conversion, enrichment of lithium and uranium, deconversion and waste treatment technologies. QLE’s business model is based on the anticipated future demand for HALEU for the new generation of HALEU-fueled SMRs and advanced reactor designs that are now under development for commercial and government uses. QLE may need to invest significant financial resources in research and product development to keep pace with anticipated technological advances in the industry and to compete in the future, and we may be unable to secure such financing on favorable terms or at all.

QLE’s ability to generate product revenues will depend heavily on the success of QLE’s current and future research and development activities, receipt of applicable regulatory approvals, and eventual commercialization of critical isotopes for advanced nuclear fuels (assuming receipt of applicable regulatory approvals and compliance with all applicable regulatory authorities).

The success of QLE’s business, including its ability to finance its operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of QLE’s currently planned critical isotopes for advanced nuclear fuels, which may never occur.

QLE will have to be successful in a range of challenging activities, including completing current and future research and development activities relating to QLE’s licensed technology, obtaining applicable regulatory approvals and manufacturing, marketing and selling isotopes (assuming receipt of applicable regulatory approvals). QLE is only in the preliminary stages of most of these activities. If we are unable to succeed in these activities, we may not be able to generate sufficient revenue to continue QLE’s business.

In the period since our inception to date, neither we nor QLE has applied our enrichment technologies to the enrichment of U-235, nor have we or QLE received permission or regulatory approval to conduct testing of our enrichment technologies on U-235, except for the activities contemplated by the Services Contract with Necsa. Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of U-235 could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176.

If QLE cannot acquire regulatory approvals to leverage its technologies across borders, QLE may need to develop distinctly unique commercial production methods for enriching lithium and uranium for fuel production in each of South Africa, the US and the UK, and QLE’s success in developing and obtaining regulatory approval of QLE’s production method in one jurisdiction does not mean that QLE will be successful in developing and obtaining regulatory approval of a different production method in another jurisdiction.

QLE plans to leverage its existing footprint to develop intellectual property simultaneously in the US, the UK and South Africa. Developing and obtaining regulatory approval of QLE’s production method in one jurisdiction does not guarantee that QLE will be able to develop and obtain regulatory approval of a different production method in another jurisdiction. A failure or delay in developing or obtaining regulatory approval of QLE’s production method in one jurisdiction may have a negative effect on the development or regulatory approval process of a different production method in another jurisdiction. Regulatory approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from jurisdiction to jurisdiction. Any delay in developing and obtaining regulatory approval of QLE’s production methods could result in significant difficulties and costs for us. If QLE fails to develop or receive applicable regulatory approval of QLE’s production methods in one or more of QLE’s active jurisdictions, QLE’s ability to realize the full market potential for isotopes for advanced fission and fusion reactors will be adversely affected.

Technological changes could render QLE’s technology uncompetitive or obsolete, which could prevent QLE from achieving market share and sales.

QLE’s failure to refine or advance QE technology could cause QLE to become uncompetitive or obsolete, which, in turn, could prevent QLE from achieving market share and sales. A variety of competing alternative technologies may be in development by other companies that could result in lower commercialization or operating costs and/or higher performance than those expected for QLE’s technology. QLE’s development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for commercialization.

QLE is a party to several non-binding memorandums of understanding with third parties that may not result in the parties entering into definitive agreements.

QLE is a party to several non-binding memorandums of understanding with third parties for uranium enrichment. QLE’s South African subsidiary, Quantum Leap Energy (Pty) Ltd., has entered into a Services Contract with Necsa as part of the collaboration contemplated by the MOU. Under the Services Contract, Necsa has agreed to provide to QLE South Africa certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. However, QLE anticipates entering into additional agreements with Necsa and, except for the Services Contract with Necsa, QLE has not entered into any definitive agreements with third parties for uranium enrichment to date, and such definitive agreements may not ultimately be entered into on terms contemplated, if at all. If QLE is unable to enter into definitive agreements with one or more of these third parties, QLE’s business, results of operations and financial condition may be materially adversely affected.

Competition from existing or new companies could cause QLE to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

The nuclear fuel cycle industry is highly concentrated among several well-established players whose activities are mostly focused on commercial LEU production for use in nuclear fuel fabricated for existing large light water reactors (“LWRs”), and to our knowledge, no existing LWR has announced any intent to use HALEU. Uranium enrichment technology today for making LEU primarily consists of a very large number of cascades of centrifuges. HALEU production can be done with centrifuges but requires significant CAPEX to expand from LEU to HALEU (as evidenced by the $2.7 billion that DOE recently awarded to companies to try to jump start commercial HALEU production), and the enrichment process takes longer to produce HALEU than LEU because there are more stages to get from 5% to 19.75% enriched uranium. Should these incumbents seek to expand into LEU+ and HALEU markets, we believe that they would need to acquire or develop new technologies to do so. One company in the US that currently has the capability to produce HALEU is Centrus Energy Corp., which is projecting a multi-year buildout for its commercial HALEU facility with significant capital requirements. In addition, Urenco Group was recently approved by the NRC to produce LEU+ in the US. Both of these companies use gas centrifuges, as opposed to lasers, to enrich uranium. These companies and others, currently or in the future, may compete with some or all of QLE’s offerings. In addition, in some instances, QLE has strategic or other commercial relationships with companies with which QLE currently or in the future may compete.

Many of QLE principal competitors have substantially longer operating histories, larger numbers of existing customers, greater capital and research and development resources, broader sales and marketing capabilities, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution and presence. QLE’s competitors may be able to produce critical isotopes or offer services similar to QLE’s services at a more attractive price than QLE can. Acquisitions and consolidation in QLE’s industry may provide QLE’s competitors even more resources or may increase the likelihood of QLE’s competitors offering integrated products with which QLE cannot effectively compete. New innovative start-ups and existing large companies that are making significant investments in research and development could also launch new technologies and services that could gain market acceptance quickly. If QLE were unable to anticipate or react to these competitive challenges, QLE’s competitive position would weaken, which would adversely affect QLE’s business, results of operations and financial condition.

QLE may be unable to attract customers as quickly as expected, or at all, and in certain instances expect to be heavily dependent on a limited number of customers to generate a majority of QLE’s revenues.

SMRs and advanced nuclear technologies are relatively new and unproven and may be more costly than alternatives. Accordingly, adoption of SMRs and advanced nuclear technologies among QLE’s potential customers may progress more slowly than we anticipate or it may be more expensive to bring potential customers into QLE’s pipeline. Any delay or failure to attract potential customers may have a material and adverse impact on QLE’s business and financial condition.

Additionally, to date, ASP Isotopes has entered into supply agreements with TerraPower for the future supply of HALEU, including an Initial Supply Agreement and Long-Term Supply Agreement, which QLE expects to assume prior to completion of this offering. The Initial Supply Agreement is intended to support the supply of the HALEU for the first fuel core for TerraPower’s initial Natrium reactor project in Wyoming (“Initial Supply Agreement”). The Long-Term Supply Agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037 (“Long-Term Supply Agreement”). QLE may be heavily dependent on TerraPower or other customers in the future.

QLE has not entered into any supply agreements for enriched lithium isotopes. Furthermore, we expect QLE to rely on a limited number of customers to purchase any critical isotopes for advanced nuclear fuels that QLE may produce using the licensed technology under long-term contracts. QLE’s future key customers may stop ordering QLE’s products at any time or may become bankrupt or otherwise unable to pay. The loss of any key customer would harm QLE’s business, financial condition and results of operations.

The HALEU supply agreements with TerraPower are terminable, for convenience, at TerraPower’s sole election; accordingly, QLE may never realize any revenue or profit as a result of these agreements.

TerraPower may terminate the two HALEU supply agreements it has entered into with ASP Isotopes, for convenience, by providing written notice to ASP Isotopes. It is possible that TerraPower may seek to terminate these agreements for a variety of reasons, including the availability of other sources of HALEU. Furthermore, the supply agreements contain a number of covenants and representations that we expect QLE to be bound upon their assignment to QLE by ASP Isotopes. There can be no assurance that QLE will be able to comply with, or that QLE will not breach, the terms and conditions of the supply agreements or that TerraPower will grant any necessary waivers if QLE is unable to do so.

In the event that TerraPower terminates these supply agreements, QLE’s business, financial condition and results of operations would be adversely impacted.

QLE operates in a politically sensitive industry, and the public perception of nuclear energy can affect QLE’s current and future customers, which could adversely impact QLE’s business, financial condition and results of operations.

Successful execution of QLE’s business model depends in large part on public support for nuclear power in the US and other countries. The risks associated with uses of radioactive materials by QLE’s customers in future deployments of SMR and other advanced nuclear designs, and the public perception of those risks, can affect QLE’s business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear power facilities and in some cases can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect QLE’s customers and, accordingly, indirectly affect QLE’s business. In the past, adverse public reaction, increased regulatory scrutiny and related litigation have contributed to extended licensing and construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more, or even shutting down operations at already-constructed reactors.

Accidents involving nuclear power facilities, including, but not limited to, events similar to any of the Three Mile Island, Chernobyl or Fukushima Daiichi nuclear accidents, or terrorist acts or other high profile events involving radioactive materials, could materially and adversely affect public perception of the safety of nuclear energy, QLE’s customers and the markets in which QLE operates and potentially decrease demand for nuclear energy or facilities, increase regulatory requirements and costs or result in liabilities or claims that could materially and adversely affect QLE’s business.

Historical nuclear accidents and fears of a new nuclear accident can hinder widespread acceptance of nuclear power. QLE understands that nuclear power faces strong opposition from certain individuals and organizations both in the US and other countries. With respect to public perceptions, the accident that occurred at the Fukushima nuclear power plant in Japan in 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants and a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If a high-visibility or high-consequence nuclear accident, including the loss or mishandling of nuclear materials, or other event, such as a terrorist attack involving a nuclear facility, occurs, public opposition to nuclear power may increase dramatically, regulatory requirements and costs could become more onerous or prohibitory, and customer demand for nuclear energy could suffer, which could materially and adversely affect QLE’s business and operations.

QLE’s future growth depends in large part on the success of QLE’s partner and customer relationships.

QLE is dependent on certain commercial partners, including, but not limited to: (1) Fermi America, QLE’s planned joint venture partner in the US; (2) TerraPower, which is a customer for future supply of HALEU that QLE may produce; and (3) Necsa, with whom ASP Isotopes has entered into a non-binding memorandum of understanding to collaborate on the research, development and commercial production of advanced nuclear fuel, to execute QLE’s business plan. QLE’s future growth will be increasingly dependent on the success of QLE’s partner and customer relationships, and if those relationships do not provide such benefits, QLE’s ability to grow QLE’s business will be harmed. If QLE is unable to execute QLE’s partner and customer relationships effectively, our results of operations could be adversely affected.

QLE’s existing arrangements with its commercial partners and customers are generally non-exclusive, meaning QLE’s partners and customers may enter into similar agreements with different companies, including companies that compete with us. If QLE’s partners or customers choose to work with QLE’s competitors instead of QLE, QLE’s ability to grow its business and produce critical isotopes for advanced nuclear fuels (HALEU and enriched Lithium-6 and Lithium-7) will be harmed. The loss of any of QLE’s partners or customers, QLE’s possible inability to replace them or the failure to engage with additional partners or customers could harm our results of operations.

Risks Related to the Expansion of the Virginia Gas Project

As we further expand Renergen’s current operations into Phase 2, we may face additional problems associated with natural gas exploration and development projects.

Our ability to sustain or increase levels of helium and LNG production is dependent in part on the successful expansion of Renergen’s operations, including the development of the Virginia Gas Project. The development of a natural gas facility takes a number of years to complete and requires substantial capital investment. The economic feasibility of such project is based upon many factors, including, among others: the accuracy of reserve estimates; helium and LNG recoveries; sufficient quality and/or quantity of feed gas; capital and operating costs; government regulations relating to prices, taxes, royalties, land tenure, land use, importing, exporting and environmental protection; and helium and LNG commodity prices. Projects to replace existing capacity or expansions are also subject to the successful completion of feasibility studies, the issuance of necessary governmental permits and the availability of adequate financing. If we are unable to execute such projects successfully, we could face problems such as delays, cost overruns and lower than predicted revenues, which could have an adverse effect on our business, financial condition and results of operations.

Renergen has several additional supporting authorizations, licenses and permits to obtain before Phase 2 of the Virginia Gas Project is considered fully permitted, which we may not timely obtain or obtain at all.

Renergen has several additional supporting authorizations to obtain before Phase 2 of the Virginia Gas Project is considered fully permitted. We may have difficulty obtaining these required authorizations, permits and licenses for the operation of Phase 2. These permits, licenses and approvals are issued by ministries and/or agencies of the South African government and are crucial to the success of Phase 2. Although we have applied for all consents necessary to conduct Renergen’s business, there can be no assurance that we will obtain, retain, timely renew or comply with all of the terms and conditions attaching to such consents, which could delay Renergen’s progress or curtail some of Renergen’s plans entirely.

Renergen’s overall cost to complete construction of Phase 2 is an estimate based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future. If actual costs are materially greater than our estimates, our business, financial condition and results of operations may be negatively impacted.

The estimated build cost to complete construction of Phase 2, which as of our latest cost estimate is expected to be approximately $1.16 billion (including borrowing costs and general corporate costs during construction), is based on assumptions that may be inaccurate and existing economic and operating conditions that may change in the future, which could materially and adversely affect the cost of construction beyond our estimates. The cost of construction could change for a variety of reasons including, but not limited to, increased labor costs, increased energy costs and cost overruns. Furthermore, the world economy is facing the risk of increasingly high inflation as a result of, among other things, continued supply constraints with rising demand and increased energy prices. This sharp rise in inflation has created pressure on economies and their central banks to reconsider accommodative and expansionary monetary policies, resulting in higher interest rates and associated monetary policy aimed at reducing excess liquidity in the market. The current levels of inflation in South Africa, and globally, may prevent comparison between the development of Phase 1 and the development of Phase 2, as the costs of goods and services used in the development of Phase 1 may not correlate with the costs of goods and services used for the development of Phase 2, making it difficult to predict the cost of materials and the price of labor needed to complete the construction of Phase 2. Additionally, high rates of inflation may curtail our ability to access international financial markets and may lead to further government intervention in the economy, which may introduce government policies that may materially and adversely affect Renergen and constrain our ability to purchase the materials or hire the labor required to complete the development of Phase 2. If the actual costs of construction are materially greater than our estimates, our business, financial condition and results of operations will be negatively impacted.

There can be no assurance that we will be able to obtain the necessary financing for Phase 2 in a timely manner and/or on acceptable terms, if at all.

We have received conditional approval by the DFC, pursuant to the delineated application review process of the DFC, to fund Phase 2 with up to $500 million of senior secured debt. Additionally, the Standard Bank of South Africa has conditionally approved an additional $250 million of senior secured debt funding for Phase 2, which is anticipated to be funded substantially concurrently with the aforementioned DFC funding. Conditions to such funding by the DFC and Standard Bank of South Africa are anticipated to include, among other things, receipt by the DFC and the Standard Bank of South Africa of satisfactory evidence that (i) Tetra4 owns or has the right to use at least 90% of the real property on which the Phase 2 facilities and wells are located (whether through ownership, leases, easements, rights-of-way or similar arrangements); (ii) Tetra4 has entered into business, construction and operational arrangements to deliver the Phase 2 facilities to the satisfaction of the lenders; (iii) Tetra4 has marketing plans for helium and LNG sales (including timing, amount and pricing) to ensure financial covenants under such secured debt arrangements will continue to be met; (iv) Tetra4 has received definitive offtake agreements for helium and LNG produced at the Phase 2 facilities with contracted revenues equal to at least 50% of the debt service under such secured debt arrangements;; (v) Renergen shall contribute sufficient equity into the project such that Tetra4’s debt to equity ratio will not exceed 65% to 35%; and (vi) the conclusion of an EIA and Environmental Management Plan for Phase 2 in compliance with the Equator Principles and IFC Performance Standards. If we do not complete the standard conditions precedent or successfully complete additional or equity or debt financings, we may not obtain the necessary financing for Phase 2 in a timely manner, on acceptable terms, or at all.

If we are unable to fund Renergen’s planned capital expenditure for Renergen’s projects as a result of, among other factors, difficulties in raising funding to support future capital expenditures and investments, we may no longer be able to complete capital projects. In addition, we may be unable to develop new capital projects so as to continue production at cost-effective levels. Renergen’s capital expenditures financed by borrowing additional funds may increase our leverage and make it more difficult for Renergen to satisfy its obligations, limit our ability to obtain additional financing to operate Renergen’s business, and require Renergen to dedicate a substantial portion of its cash flow to payments on its debt, which may reduce our ability to use Renergen’s cash flow to fund working capital, capital expenditures and other general corporate requirements, and place Renergen at a competitive disadvantage relative to some of Renergen’s competitors that have less debt.

Managing a project as substantial in size as Phase 2 of the Virginia Gas Project requires sufficient technical, commercial and project management capacity and there can be no assurance that Renergen’s current management team has sufficient capacity.

Successful implementation of Phase 2 of the Virginia Gas Project requires sufficient technical, commercial and project management capacity. As part of the execution strategy for Phase 2, we have retained Worley, a global engineering entity, WorleyParsons Limited, to act as engineer to ensure sufficient skill set, experience, management capability and resources are available to us for the execution of Phase 2 of the Virginia Gas Project. The scope of the owners engineer’s work and its execution will be overseen by Renergen’s management team. However, there can be no assurance that Renergen’s current management team has sufficient capacity, or that it can acquire additional skills to supplement that capacity, to manage a project of this scale and to realize cost and operational efficiencies throughout Phase 2 or maintain those at the existing operations.

Even if Phase 2 is completed, the project may not operate as expected or may cost more to operate than expected.

We categorize Phase 2 as the expansion of Renergen’s existing, authorized operations through the drilling of additional wells, the construction of additional natural gas gathering pipelines and the construction of a significantly larger (approximately 12x larger) processing and liquefaction facility, and the associated road tanker distribution facilities and downstream customer dispensing facilities. Phase 2 is a major undertaking and we may encounter unexpected obstacles in the future, such as inflationary pressures, rising interest rates and associated monetary policy and increasing power shortages or blackouts, that were not present during the construction of Phase 1 and that we cannot overcome within budget, within Renergen’s expected timeframe, or at all. Even if Phase 2 is completed, the project may not operate as expected or may cost more to operate than expected. Renergen’s results of operations and financial condition are, to a large extent, dependent upon the overall success of Phase 2. Accordingly, any changes in the expected operation or cost of operation of the projects in Phase 2 may adversely impact our results of operations and financial condition.

The construction and operation of gas gathering pipelines may pose unforeseen difficulties, delays or costs, which could impact Renergen’s profitability and cause a delay in Renergen’s operations.

The development of the Virginia Gas Project includes construction, and ultimately operation, of low-pressure well-site gathering pipelines that deliver production to a liquefaction facility. The construction and operation of the gathering pipelines poses a number of risks, including risks related to:

•
design flaws in the pipeline infrastructure;
•
technical vulnerabilities in information systems that are used to manage and control the flow of gas;
•
delays in construction caused by third-party providers or contractors or delays in obtaining necessary permits, authorizations or licenses for construction or operation of the pipelines;
•
improper installation techniques, material defects, and/or environmental factors resulting in corrosion or material fatigue that could impact ongoing pipeline operations;
•
delays caused by Renergen’s lack of ownership of the land on which we will own Renergen’s pipelines;
•
inadequate maintenance and quality management, which may affect overall performance, recoverability and efficiency;
•
costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs;
•
construction and operating cost overruns that cannot be passed on to the customer;
•
unforeseen plant outages;
•
inability to access gas gathering infrastructure due to abnormally inclement weather or other unforeseen circumstances;
•
damage to Renergen’s pipelines and other facilities due to climatic events and severe weather;
•
production variability or system disruptions;
•
theft or vandalism of wellhead and/or pipeline infrastructure;
•
community protest, including protest caused by a perceived lack of local community participation in the project and permanent job opportunities for local residents; and
•
inability to deliver production due to a force majeure event or other unforeseen circumstances.

There is no assurance that we will be able to execute future take-or-pay agreements with customers on favorable pricing terms, if at all.

Renergen’s results of operations depend on our ability to strategically execute offtake agreements with customers. We expect to contract the majority of the LNG we produce on five- to eight-year take-or-pay agreements, servicing the industrial, logistics and potentially gas-to-power industries. There is no assurance that we will be able to execute these agreements on favorable pricing terms, if at all. If we are unable to negotiate these contracts, or are unable to secure favorable prices and terms, our business, financial condition, results of operation and prospects could be adversely affected.

As Renergen’s customer contracts expire, we may not be able to replace them with agreements on similar terms, or at all.

Certain helium and LNG contracts in Renergen’s portfolio will be subject to expiration. If the price of helium or LNG is declining at the time of negotiating a replacement contract, our ability to negotiate or replace these contracts on terms that are acceptable to us, or at all, may be adversely impacted. Renergen has a limited customer base and we expect that a significant portion of Renergen’s future revenues will be from a limited number of customers, which could result in us having less leverage in contract negotiations. Further, because of Renergen’s limited customer base, the loss of any significant customer could adversely affect Renergen’s operating results. We cannot provide any assurance that we will be able to negotiate or replace these contracts once they expire, and, even if we are able to do so, we cannot provide any assurance that we will be able to obtain the same prices or terms we currently receive. If we are unable to negotiate or replace these contracts, or are unable to secure prices and terms at least equal to the current prices and terms we receive, our business, financial condition, results of operation and prospects could be adversely affected.

We cannot assure you that there will be consumer demand for Renergen’s LNG filling stations or that customers will transition to LNG as a liquid fuel.

As part of Phase 2, we plan to establish a number of LNG filling stations for trucks at Renergen’s customers’ depots and potentially along the major highways in South Africa. We cannot assure you that there will be consumer demand for Renergen’s LNG filling stations or that customers will transition to LNG as a liquid fuel. There are constraints on the volume of hazardous goods, including LNG, which may be stored on a site at any time without approval from the EIA for a greater volume. This adds to the complexity and frequency of LNG deliveries to Renergen’s customers and may increase the cost and risk profile associated with Renergen’s LNG operations. In addition, medium to large customers typically prefer to buy and dispense diesel in their own depots, which may reduce the attractiveness of refilling at one of Renergen’s LNG filling stations. Finally, customers may view the fact that Renergen is the sole producer of LNG in South Africa as a risk to their operations, preventing them from transitioning to

LNG. If Renergen’s expectations regarding consumer demand for Renergen’s LNG filling stations or the customer transition to LNG as a liquid fuel are not realized, our business, financial condition, results of operation and prospects could be adversely affected.

Renergen’s success is partially dependent on the willingness of truckers and other consumers to transition from diesel to LNG, which may not occur in a timely manner, at expected levels or at all.

Renergen’s success is partially dependent on the adoption by trucks and other consumers of Renergen’s LNG as a substitute for diesel. Although there is wide acknowledgement in the industry that LNG represents a less expensive and more environmentally friendly alternative to diesel fuel, a significant portion of the transportation industry is not currently utilizing LNG. As the sole producer of LNG in South Africa, the lack of alternative sources may be perceived as a risk to the transportation industry, which may hinder the transition from diesel to LNG. If the market for Renergen’s LNG as a substitute for diesel does not develop, or if a market develops but Renergen is not able to capture a significant share of the market or the market subsequently declines, our business, prospects, financial condition, and operating results would be harmed.

We may experience unforeseen difficulties, delays or costs in implementing Renergen’s business strategy and operational plan.

Our ability to grow Renergen’s business will depend on the successful implementation of Renergen’s existing and proposed strategic initiatives and current operational plans. The successful implementation of Renergen’s strategic initiatives and operational plans, including the realization of Renergen’s production growth, depends upon many factors, with some of such factors outside Renergen’s control. We may prove unable to deliver on production targets. Unforeseen difficulties, delays or costs may adversely affect the successful implementation of Renergen’s business strategy and plans, and such strategy and plans may not result in the potential benefits. For example, a number of factors, including, but not limited to, operating costs, safety-related issues, organized labor action and technical issues may result in a failure to meet operations targets or strategic goals. Any such difficulties, delays or costs could prevent us from fully implementing Renergen’s business strategy, which could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Renergen’s Business

Because Renergen holds South Africa’s first and only onshore petroleum Production Right for the extraction and production of natural gas and helium and part of Renergen’s business strategy involves using some of the latest available slant well drilling and completion techniques, Renergen’s drilling results in South Africa may be more uncertain than drilling results in areas that are developed and have established production.

Renergen is a new producer of liquid helium and hold South Africa’s first and only onshore petroleum Production Right for the extraction and production of natural gas and helium. As a result, Renergen’s drilling results in South Africa may be more uncertain than drilling results in areas that are developed and have established production. Newer formations and areas have limited or no production history and, consequently, Renergen is more limited in assessing future drilling results in these areas. In addition, part of Renergen’s drilling strategy to maximize recoveries involves the drilling of slant wells, the locations of which are determined based on aeromagnetic and gravity surveys, re-processed seismics and data obtained from prior drilling campaigns. The difficulties we face drilling slant wells include: the fracturing of drill rods and rapid loss of inclination due to the intersection of softer rocks, which reduces the entry angle and decreases the probability of success. The difficulties we face while completing slant wells include: the loss of inclination that affects trajectory, the gravitational impact on centralization efforts, which can cause improper cement bonds and necessitate the insertion of additional migratory casings, and reductions in our ability to log accurately, which reduces the quality of data received. Renergen’s experience with drilling slant wells in the area to date, as well as the industry’s drilling and production history in these formations, is limited. Since Renergen has limited drilling history, we cannot assure you that all drilling prospects will be economically viable or that we will not abandon Renergen’s investments. We cannot assure you that targeted well locations for prospects within Renergen’s area will be profitably developed, that wells drilled by Renergen in prospects that we pursue will be productive or that we will recover all or any portion of Renergen’s investment in such unproved property or wells.

Renergen’s identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

Renergen’s management and technical teams have specifically identified and scheduled certain drilling locations as an estimation of Renergen’s future multi-year drilling activities. Renergen’s ability to drill and develop these locations depends on a number of uncertainties, including natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce natural gas from these or any other drilling locations. As such, Renergen’s actual drilling activities may materially differ from those presently identified.

We may be unable to drill many of Renergen’s identified locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these locations may not be successful, which could have a material adverse effect on our future business and results of operations.

Renergen’s results of operations and financial condition are dependent upon the economic, environmental, social and political conditions in South Africa.

All of Renergen’s existing assets are in South Africa, and we expect to complete construction projects and secure additional development projects in South Africa. As a result, the performance of Renergen’s operations are dependent upon the economic, environmental, social and political conditions in South Africa, and we are exposed to a variety of risks, including risks related to:

•
heightened economic volatility;
•
difficulty in obtaining authorizations, permits and licenses required for the operation of Renergen’s projects and planned projects;
•
fluctuations in revenues, operating margins and/or other financial measures due to currency exchange rate fluctuations and restrictions on currency and earnings repatriation;
•
trade protection measures, import or export restrictions, licensing requirements and/or restrictive conditions, codes, norms and standards;
•
occupational safety, work hazards, and local labor laws and regulations;
•
potentially adverse tax developments or interpretations;
•
changes in political and/or social conditions;
•
fluctuations in the availability of funding;
•
changes in Renergen’s relationships with the different stakeholders in the communities surrounding Renergen’s facilities;
•
the proximity, cost, availability and capacity of natural gas and helium pipelines and other transportation facilities and equipment;
•
changes in the regulatory legal framework, including the costs of complying with environmental and energy regulations; and
•
consumer demand for lower-carbon forms of energy.

Renergen’s Virginia Gas Plant, located near Virginia in the Free State Province of South Africa, is subject to poor socio-economic conditions, which could hinder Renergen’s progress.

Renergen’s Virginia Gas Plant is located in the Free State Province of South Africa. South Africa’s unemployment rate was 31.9% in the third quarter of 2024. Poor socio-economic conditions in these communities increase expectations for employment from businesses operating in these communities and other socio-economic benefits. Historically, high unemployment rates contribute to social unrest. Furthermore, local governments and communities have demonstrated an increased reliance and growing expectations on energy companies to combat such unemployment, which may contribute to disruptions in operations due to community activism and lack of local delivery services. We strive to employ from, and integrate, local communities where possible, and we regularly engage and monitor Renergen’s interaction with local communities in which we operate, including through community development programs with localized procurement opportunities; however, any such disruptions in Renergen’s operations due to community activism or social unrest may adversely affect us.

We use third-party providers and contractors to conduct Renergen’s operations, and the lack of availability of, or failure to properly perform services by, one or more of these third-party providers or contractors may adversely affect us.

The lack of availability of, or failure to properly perform services by, one or more of Renergen’s third-party providers or contractors could result in a decrease in Renergen’s production and/or delay the development of projects. A number of resources, such as compressors, liquefaction equipment, helium and cryogenic equipment and control systems, are only available through a limited number of third parties, and lead-times, work slowdowns, stoppages, or other labor- or services-related developments or disputes involving such third parties or contractors or their respective employees or services providers are out of Renergen’s control.

There can be no assurance that we will be able to secure in a timely manner, or on commercially acceptable terms or at all the provision of all the services that we will need to execute Renergen’s business plans, or that such arrangements (both current and planned) will be sufficient for Renergen’s future needs and/or will not be interrupted. Renergen has previously entered into various Agreements of Mandatory, commonly known as Section 37(2) Agreements, which limit Renergen’s liability to third parties by placing the legal liability on the third-parties for acts or omissions undertaken by their employees. We also require all of Renergen’s third-party service providers to be in good standing with a compensation fund in order to mitigate any potential liability we may face in terms of the Compensation for Occupational Injuries and Diseases Act. However, we cannot be certain that we will not incur liability to third parties as a result of the actions of Renergen’s contractors.

In addition, certain of the services we require are, or may in the future be, only available from a limited number of specialized providers, and we may encounter difficulties in securing the services of specialized contractors due to high demand for those services. As a result, we are dependent on external contractors performing and fulfilling their obligations satisfactorily. While we are not aware of any specific failures or delays in providing such services, Renergen’s business and development plans may be adversely affected by any failure or delay by third parties in providing these services, by any change to the terms on which these services are made available, or by the failure of such third-party providers to provide services that meet Renergen’s quality or volume requirements. If we determine it necessary to change a provider of such services, we may experience additional costs, delays, interruptions to production, or other adverse effects on Renergen’s business, and we may not be able to find adequate replacement services on commercially acceptable terms, on a timely basis, or at all. In addition, pursuant to the conditional approval of up to $500 million in senior secured debt from DFC and up to $250 million in senior secured debt from the Standard Bank of South Africa, which we anticipate to be funded substantially concurrently with the aforementioned DFC funding, we will be required to enter into business, construction and operational arrangements to deliver the Phase 2 facilities with suitably skilled contractor(s) to the satisfaction of the DFC and the Standard Bank of South Africa.

We currently rely on outside contractors to perform key roles, such as drilling, downhole (wireline) logging and compositional sampling. We will also rely on Worley to perform the owners engineer role on behalf of us for Phase 2 of the Virginia Gas Project, and we will rely on specialist EPC contractors for execution and construction of the Phase 2 plant. We may also rely on specialized operating and maintenance contractors who are appointed for the short- to medium-term to assist with the operation of Renergen’s Phase 1 plant and the development of Renergen’s Phase 2 plant. These contractors will be selected based on international and, where possible, local experience. During the construction of Phase 2, we also plan to appoint an independent consultant who must be registered with the South African Council for the Project and Construction Management Professions to oversee and audit Renergen’s OHSA implementation and Renergen’s third-party service providers. The success of Renergen’s operations and activities remains significantly dependent on the efforts, abilities and performance of outside contractors.

Should we be unable to acquire or retain third-party providers or contractors of key services on favorable terms, or should there be interruptions to, or inadequacies with, any services provided, we may need to incur additional capital and operating expenditures to perform or correct such services. The occurrence of one or more of these risks could have a material adverse effect on our business, results of operations and financial condition.

All of Renergen’s operations are conducted in one geographic area. Any adverse developments at Renergen’s facility could have a material adverse effect on our business, results of operations and financial condition.

Because all of Renergen’s operations are conducted in one geographic area located in Virginia, Free State Province, South Africa, an event such as an explosion, substantial gas leak, fire, equipment malfunction or severe weather conditions, including water shortages or other drought-related conditions, that adversely affect Renergen’s facility could significantly disrupt Renergen’s natural gas or helium production operations and our ability to supply LNG and helium to Renergen’s customers. Additionally, as a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, or interruption of the processing or transportation of natural gas. Any sustained disruption in our ability to meet Renergen’s obligations under Renergen’s sales agreements could have a material adverse effect on our business, results of operations and financial condition.

Natural gas prices are volatile. A sustained decline in natural gas prices could adversely affect our business, financial condition and results of operations and our ability to meet Renergen’s capital expenditure obligations and financial commitments.

The prices we receive for Renergen’s natural gas production heavily influence Renergen’s revenue, profitability, access to capital, and future rate of growth. Natural gas is a commodity, and its price may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for natural gas. Historically, natural gas prices have been volatile. For example, during the period from January 1, 2014 through November 7, 2016, the Henry Hub spot price for natural gas declined from a high of $8.15 per MMBtu on February 10, 2014 to a low of $1.49 per MMBtu on March 4, 2016. The prices we receive for Renergen’s production, and the levels of Renergen’s production, depend on numerous factors beyond Renergen’s control, which include the following:

•
worldwide and regional economic conditions impacting the global supply and demand for natural gas;
•
the price and quantity of foreign imports of natural gas;
•
political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;
•
the level of global exploration, development and production of natural gas;
•
the level of global inventories of natural gas;
•
the proximity, capacity, cost and availability of gathering and transportation facilities;
•
localized and global supply and demand fundamentals and transportation availability;
•
the cost of exploring for, developing, producing and transporting reserves;
•
weather conditions and natural disasters;
•
technological advances affecting energy consumption;
•
the price and availability of alternative fuels;
•
expectations about future commodity prices;
•
energy supply, production, and conservation measures, including policies and initiatives by governmental authorities; and
•
governmental regulation and taxes.

Lower commodity prices may reduce Renergen’s cash flow and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods with natural gas prices at levels lower than current Henry Hub strip prices may adversely affect Renergen’s drilling economics and our ability to raise capital, which may require us to re-evaluate and postpone or eliminate Renergen’s development program, and result in the reduction of some of Renergen’s operational data. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

The world’s helium supply is located in a few countries, which may cause volatility in helium prices, impact Renergen’s competition and affect our business or results of operations.

Helium is a commodity business, which means that Renergen’s operations and earnings may be significantly affected by changes in helium prices and in margins on helium sales. Helium prices and margins on helium sales depend on local, regional and global events or conditions that affect supply and demand for helium. The world’s helium supply is located primarily in the United States, Algeria, and Qatar, in addition to South Africa, Russia and a few other countries. The scarcity of this resource limits the number of competitors in the helium industry and, if Renergen’s competitors in any of these countries experience a problem with production of helium, the price of helium may spike. For example, an explosion at a Russian helium production facility in January 2022 has caused a continued delay in production at that site and contributed to global helium supply concerns, which impacted the prices for the commodity. Any material decline in helium prices could have a material adverse effect on certain of our operations and financial condition.

We face competition based upon the international market price for LNG.

We may be subject to the risk of LNG price competition when we need to replace any existing sale purchase agreement (“SPA”), whether due to natural expiration, default or otherwise, or enter into new LNG SPAs. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on Renergen’s business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors that may negatively affect potential demand for LNG from Renergen’s liquefaction projects are diverse and include, among others:

•
increases in worldwide LNG production capacity and availability of LNG for market supply;
•
LNG demand at levels below those required to maintain current price equilibrium with respect to supply;
•
increases in the cost to supply natural gas feedstock to Renergen’s liquefaction projects;
•
decreases in the cost of competing sources of natural gas or alternate fuels, such as coal, heavy fuel oil and diesel;

•
decreases in the price of non-South African LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•
increases in capacity and utilization of nuclear power and related facilities; and
•
displacement of LNG by pipeline natural gas or alternate fuels, including in locations where access to these energy sources is not currently available.

Actual and potential supply chain shortages and increases in the prices of production inputs may have a material adverse effect on us as we expand Renergen’s current operations.

Renergen’s results of operations have been and may in the future be affected by the availability and pricing of raw materials and other essential production inputs, including equipment, fuel and steel. The price and quality of raw materials have been and may in the future be substantially affected by changes in global supply and demand, along with weather conditions, including those due to climate change, governmental controls and other factors. A sustained interruption in the supply of any of these materials could require us to find substitute suppliers and to pay higher prices for such materials. Furthermore, the cost of construction materials and the prices of certain of Renergen’s production inputs are impacted by, among other things, the prices of such raw materials, including oil and steel, which have been, and may continue to be, subject to price volatility. The price of these materials may continue to rise as a result of inflation, resulting in significantly higher construction costs as we expand Renergen’s current operations into Phase 2. Any significant increase in the prices of these materials could increase Renergen’s operating costs and affect production considerations, which may have a material adverse effect on our operations and liquidity.

We depend on third parties to manufacture and to supply key semiconductor components necessary for operations at the Virginia Gas Plant. If these third party suppliers become unwilling or unable to provide an adequate supply of semiconductors, with respect to which there is a global shortage, we may not be able to find alternative sources in a timely manner and our business could be adversely impacted.

Semiconductors are a vital input to certain components of Renergen’s Virginia Gas Plant. Many of the key semiconductors used in these components come from limited or single sources of supply, and, therefore, a disruption with any one manufacturer or supplier in Renergen’s supply chain would have an adverse effect on our ability to continue Renergen’s operations. Due to Renergen’s reliance on these semiconductors, we are subject to the risk of shortages and long lead times in their supply. Renergen has in the past experienced, and may in the future experience, semiconductor shortages, and the availability and cost of these components would be difficult to predict. To the extent such shortage persists, Renergen’s business could be adversely impacted. Additionally, Renergen’s manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems, further exacerbating the global shortage. The shortage of semiconductors could negatively impact our ability to source an adequate supply of semiconductors used in Renergen’s operations, which may adversely affect our business, results of operations and financial condition.

We may be unable to obtain, maintain or renew permits, leases or licenses necessary for Renergen’s operations, the failure of which could impair our ability to conduct Renergen’s operations and have a material adverse effect on our results of operations.

Renergen’s operations require us to obtain a number of consents, permits, authorizations, leases and licenses that may impose strict regulations on various environmental and operational matters. These include consents issued by various agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are subject to discretionary interpretations by Renergen’s regulators, all of which may make compliance difficult or impractical and may impair Renergen’s existing operations or the development of future facilities. Although we believe that we have obtained all consents, permits, authorizations, leases and licenses to operate Renergen’s operations to date, if any consents, permits, authorizations, leases and licenses that may be required for future operations are not issued or timely renewed as statutorily prescribed or at all, or are conditioned in a manner that may restrict our ability to conduct Renergen’s operations economically, Renergen’s cash flows may decline, which could negatively impact our operations and results of operations.

Renergen’s results of operations may be adversely affected by permitting, operating or construction delays and requirements introduced via community, political or regulatory opposition to Renergen’s projects.

Certain persons, associations and groups could oppose natural gas or helium projects in general or Renergen’s projects specifically, citing, for example, misuse of water resources, contribution to climate change, landscape degradation, land use or price increase and harm to the environment. Moreover, regulation may restrict the development of LNG or helium plants in certain areas. In order to develop an LNG or helium project, we are typically required to obtain, among other things, petroleum rights to explore and/or produce LNG and helium, environmental authorizations, water use entitlements, and/or other related authorizations, land use, zoning and/or other infrastructure-related building permits, which in turn require environmental impact and applicable specialist studies to be undertaken and mandatory prescribed public participation processes, during which any interested or affected individual, association or group may oppose a project or expansion of an existing project. Any objection resulting from the public participation process must be taken into account by the relevant decision-making authority, which could in turn result in the applicable consents being delayed or not being granted or being granted solely on the condition that we carry out certain mitigation measures regarding the impact of the proposed project. Objections to Renergen’s application for the relevant consents, successful appeal and/or judicial review challenges in respect to the granting of Renergen’s applicable consents could adversely affect Renergen’s operating plans.

Authorization for the use, construction, and operation of systems and associated transmission facilities will also require the assessment and evaluation of existing limited real rights of third parties, such as mineral rights, private rights-of-way, and other easements; environmental, agricultural, traditional community entitlements, cultural, recreational, and aesthetic impacts; biodiversity loss, and the likely mitigation of adverse effects to these and other resources and uses. The inability to obtain the required consents and other governmental approvals, and any delays in obtaining such consents and other related approvals due, for example, to applicant or third party internal appeals and litigation, could potentially prevent us from successfully constructing and operating such projects in a timely manner and could result in the potential forfeiture of any deposit we have made with respect to a given project. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project. Changing regulatory requirements and the discovery of unknown site conditions could also adversely affect the financial success of a given project.

Further, we may be adversely affected by operating or construction delays. Due to the size and duration of construction in Phase 2, actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope, the ability of Renergen’s contractors to execute successfully under their agreements, changes in commodity prices, escalating labor costs and the potential need for additional funds to be expended to maintain construction schedules or comply with existing or future environmental or other regulations. As construction progresses, we may decide or be forced to alter operations or Renergen’s construction plans due to unforeseen events, which could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations. Any significant operating or construction delay, whatever the cause, could have a material impact on our business, financial condition, results of operations or liquidity.

Poor general economic, business, or political conditions may have a material adverse effect on our results of operations, liquidity, and financial condition.

Renergen’s current business plan contemplates that a portion of Renergen’s revenue will be derived from the sale of helium and LNG. The demand for helium and LNG is largely driven by the economic, political and regulatory conditions of the countries where we plan to sell such commodities (for example, the USA and South Africa). Therefore, Renergen’s results of operations and financial condition are, to a large extent, dependent upon the overall level of economic activity in these countries.

During the last few years, concerns over inflation, energy costs, volatile oil and natural gas prices, geopolitical issues, the availability and cost of credit, rising interest rates, the overall health of the banking sector, the slowdown in economic growth in large emerging and developing markets, regional or worldwide increases in tariffs or other trade restrictions, and other issues have contributed to increased economic uncertainty and diminished expectations for the global economy.

Concerns about global economic conditions have had a significant adverse impact on domestic and international financial markets and commodity prices. If uncertain or poor economic, business, or industry conditions in the United States or abroad remain prolonged, demand for petroleum products could diminish or stagnate, and production costs could increase. These situations could impact the price at which we can sell Renergen’s LNG and helium, affect Renergen’s vendors’, suppliers’, and customers’ ability to continue operations, and ultimately adversely impact our business, financial condition, results of operations or liquidity.

Extreme weather and changing climatic conditions exacerbated by climate change impacts, including prolonged droughts, could lead to delays in Renergen’s projects and adversely affect our operations.

Renergen’s operations are subject to various physical weather and climate risks, which may be exacerbated by climate change. Climate change may result in the increased frequency or severity of extreme weather events (including storms, droughts, floods, and wildfires) or changes in meteorological and hydrological patterns, which could adversely impact our operations and financial results through, for example, water use curtailments in response to drought or construction delays resulting from more frequent storms and flooding. We take proactive measures to monitor water availability and quality within Renergen’s operations to help avoid and mitigate impacts to Renergen’s operations. In addition, the occurrence of extreme weather events has the potential to result in supply chain disruptions. While extreme weather events have increased in frequency and intensity in some areas where we operate, to date such events have not had a material impact on Renergen’s operations nor materially adversely affected Renergen’s business.

Power stoppages, fluctuations, usage constraints and limited access to sufficient water may force us to halt or curtail operations and/or increase costs.

Renergen’s operations are dependent on electricity supplied by Eskom, a state-owned utility company that historically has held a monopoly over electricity supply in the South African market. Over the past decade, electricity supply in South Africa has been constrained, with multiple power supply disruptions and load shedding constraints, which is a controlled process of restricting the electricity supply in response to unplanned events that commenced in South Africa in 2008. For example, after a strike at Eskom in June 2018, Eskom re-commenced load shedding to protect the power system from going offline. In 2022 and 2023, Eskom increased implementation of load shedding due to various constraints on its power generation units, which have resulted in certain unplanned outages. Although the position has materially improved in 2024 and 2025, load shedding may return in the short- to medium-term, particularly as the South African economy may increase growth under the GNU. Later in the decade, Eskom will also start to decommission some of its coal-fired power plants. Despite Eskom’s efforts to protect the national power grid to date, there is no assurance that Eskom’s efforts will prevent a nationwide blackout. Eskom has been unable to generate and supply the amount of electricity required by South Africa, which has resulted in significant and often unpredictable electricity supply disruptions. Eskom has implemented a number of short- and long-term mitigation plans to correct these issues but supply disruptions have continued to occur regularly and with no predictability. Prolonged power outages, disruptions, or shortages in supply of electricity to Renergen’s operations would have a material adverse impact on production and our results of operations.

Eskom has increasing costs of generation emanating from, among others, primary energy costs such as high diesel consumption related to its use of peaking power plants to supplement the shortfall in base load generation, reduced generation of electricity from its base load fleet as a result of a very low energy availability factor at its old power stations, operating costs and asset related revenue recovery. Eskom is required to submit regular applications to the National Energy Regulator of South Africa (“NERSA”), an independent regulatory body, in accordance with, among others, the principles set out in the Electricity Regulation Act, 2006 (Act No. 4 of 2006) requesting an increase in the power tariffs. Each tariff increase request, if granted by NERSA, results in higher energy costs for electricity users in South Africa, including us. During certain periods of load shedding, Eskom has burned significant amounts of diesel to run its gas turbines and has asked large power users to curtail their demand. This has contributed to Eskom’s ongoing financial difficulties and above inflation tariff applications to NERSA. Eskom has expressed concern that these increases may not be adequate to prevent future electricity interruptions and has indicated that it intends to challenge NERSA’s decision not to grant the requested tariff increase. In several instances, the court has ruled in Eskom’s favor, allowing retrospective recovery through tariff increases.

Furthermore, in February 2019, the President of South Africa announced the vertical unbundling of Eskom. While full state ownership will be maintained, the unbundling is expected to result in the separation of Eskom’s generation, transmission and distribution functions into separate entities, which may require legislative and/or policy reform, which could take a significant amount of time and could cause poor reliability of the supply of electricity, instability in prices, and a possible tariff increase above inflation that could continue through the unbundling process. Should we experience further power tariff increases, Renergen’s operating results and financial condition may be adversely impacted.

Although the South African Department of Electricity and Energy is developing a recovery program to improve the reliability of power supply in South Africa, there can be no assurance that this program will provide sufficient supply for the needs of the country or for us to run Renergen’s operations at full capacity or at all.

Renergen’s operations also require significant amounts of water. We are dependent on the availability of water in Renergen’s areas of operations and, in particular, on the provision of a sufficient allocation of water to enable us to conduct Renergen’s business. Renergen’s operations are located in historically water scarce areas, which such scarcity may be further impacted by climate change. Renergen’s current water supply to Renergen’s facilities and Renergen’s operations comes directly from the municipal main supply system, which also supplies the mining houses in the area and historically has not been prone to supply constraints. This municipal main supply system would also be the main source of water supply for Phase 2 of the Virginia Gas Project. Renergen’s on-site service water tank has sufficient water storage should unplanned service interruptions occur. Additionally, Phase 1 and Phase 2 of the Virginia Gas Project are designed for efficient water usages, including the recycling of produced water from plant operation wastewater and the recycling of treated sewage waste. However, shifting rainfall patterns, population growth and urban development in the areas surrounding Renergen’s operations are expected to lead to increased demands on the existing water supply, which, coupled with inadequate upgrades to existing water infrastructure, may cause water shortages in relation to Renergen’s areas of operations. If we cannot be supplied with sufficient water, our results of operations and financial condition may be adversely impacted.

Drilling for and producing natural gas and helium are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.

Renergen’s drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for natural gas and helium can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. There is no way to predict in advance of drilling and testing whether any particular prospect will yield natural gas or helium in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether natural gas or helium will be present or, if present, whether natural gas or helium will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells will be applicable to Renergen’s drilling prospects. In addition, drilling and producing operations on Renergen’s acreage may be curtailed, delayed or canceled as a result of other factors, including:

•
declines in natural gas or helium prices;
•
infrastructure limitations;
•
the high cost of, shortages in or delays with respect to receipt of equipment, materials and services;
•
unexpected operational events, pipeline ruptures or spills, adverse weather conditions, facility malfunctions or title problems;
•
compliance with environmental and other governmental requirements;
•
regulations, restrictions, moratoria and bans on injection wells and water disposal;
•
unusual or unexpected geological formations;
•
environmental hazards, such as natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•
fires, blowouts, craterings and explosions;
•
uncontrollable flows of natural gas or well fluids;
•
changes in the cost of decommissioning or plugging wells;
•
maintenance of quality, purity and thermal quality standards both for commodity sales and purposes of transportation;
•
members of the public have engaged in physical confrontations or acts of sabotage to impede or prevent transportation of hydrocarbons; and
•
pipeline capacity curtailments.

In addition to causing curtailments, delays and cancellations of drilling and producing operations, many of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

We use information, communication, and technology systems, which record personal information. Failure of these systems, or the failure to protect personal information, could impact our business and operations.

We receive, generate, store and otherwise process sensitive information, such as personal information.

We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of Renergen’s being unable to adequately monitor, audit and modify Renergen’s controls over Renergen’s critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data.

The right to privacy of both natural and juristic persons (including companies) is regulated by the Protection of Personal Information Act, 2013 (the “POPIA”), which works alongside the Promotion of Access to Information Act, 2000 (the “PAIA”). With effect from July 1, 2021, a “responsible party” must ensure that it processes personal information of another (known as a “data subject’’) in accordance with the principles contained in the POPIA. The “processing” of personal information refers to any operation or activity concerning such personal information and includes collection, storage, use, alteration, retrieval (amongst others). In addition, the POPIA includes provisions relating to the processing of “special personal information,” which includes information concerning a data subject’s religious or philosophical beliefs, race or ethnic origin, trade union membership, political persuasion, health or sex life and criminal behavior or biometric information. The POPIA would apply to the “processing” of personal information relating to Renergen’s employees, customers, suppliers, shareholders and service providers. It also regulates the transfer of personal information outside South Africa by the Company and the processing of personal information for a responsible party by an independent third party known as an “operator” (data processor).

Any person (being natural or juristic persons, private or public bodies) who believes that we have failed to comply with Renergen’s obligations under the POPIA may lodge a complaint with the Information Regulator, who is, among others, empowered to monitor and enforce compliance with the provisions of the PAIA and the POPIA (the “Information Regulator”), and who is required to investigate the complaint. The Information Regulator may commence an investigation on its own initiative. In conducting this investigation, the Information Regulator may summon and enforce the appearance of persons before the Information Regulator, compel the production of documents, access and search any premises, conduct interviews, and carry out any inquiries at the premises that the Information Regulator deems fit. The Information Regulator is also empowered to issue a request for information by way of an information notice.

Upon completion of the investigation, the Information Regulator may refer the complaint to the Enforcement Committee of the POPIA (the “Enforcement Committee”) for consideration, a finding in respect of the complaint, and a recommendation in respect of the proposed action to be taken by the Information Regulator in respect of the complaint. Based on the recommendations of the Enforcement Committee, the Information Regulator may issue the responsible party with an enforcement notice directing the responsible party to take specific measures or to stop processing personal information or take the steps specified in the notice or refrain from taking such steps. The Information Regulator may also impose an administrative fine.

We cannot guarantee that Renergen’s POPIA compliance efforts will be deemed appropriate or sufficient by regulatory authorities or the courts. South African law provides protection to the personal information of both individuals and companies, the latter forming the vast majority of entities with whom we do business. Moreover, we may have difficulty adapting Renergen’s systems and processes to the new legislation. The changes have impacted, and could further adversely impact, Renergen’s business by increasing Renergen’s operational and compliance costs. Renergen’s or Renergen’s third-party vendors’ failure to comply with applicable data protection laws and regulations (such as in the event of a security breach) could result in claims, disputes, proceedings, government enforcement actions (which could include civil or criminal penalties), loss in customers and suppliers, private litigation and/or adverse publicity, monetary penalties or other liabilities, all of which could increase Renergen’s costs of doing business, distract Renergen’s management, require us to change Renergen’s operations and negatively affect Renergen’s operating results and business. Claims that we have violated data subjects’ privacy rights, failed to comply with data protection laws, or breached Renergen’s contractual obligations or privacy policies, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, rules and regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of personal information that we store or otherwise process as part of operating Renergen’s business.

Operational risks may adversely impact Renergen’s business or results of operations.

Renergen’s operating results are dependent on the continued operation of Renergen’s exploration and production facilities, our ability to meet customer contract requirements and other needs. Insufficient or excess capacity with respect to Renergen’s exploration and production facilities threatens our ability to generate competitive profit margins and may expose us to liabilities related to contract commitments. Renergen’s operating results are also dependent on our ability to obtain statutorily required consents on time, complete new construction projects on time, on budget and in accordance with performance requirements. Failure to do so may expose Renergen’s business to loss of revenue, potential litigation and loss of business reputation.

Also inherent in the management of Renergen’s production facilities and delivery systems, including storage, vehicle transportation and pipelines, are operational risks that require continuous training, oversight and control. Material operating failures at production or storage facilities or pipelines, including fire, toxic release and explosions, or the occurrence of vehicle transportation accidents could result in loss of life, damage to the environment, loss of production and/or extensive property damage, all of which may negatively impact our financial results.

The third parties on whom we may rely for gathering and transportation services are subject to complex laws that may adversely impact Renergen’s business or results of operations.

Generally, we are responsible for conveying gas from the Virginia Gas Plant with a direct connection to trucks owned by us and for transporting the gas directly to end customers. There may be instances where we might rely on a third-party service provider for gathering and transportation services using the transportation fleet of the relevant third-party service provider. Such third-party service providers are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third party services are revised or reinterpreted, if new laws and regulations become applicable to their operations, or if these third parties otherwise change the rates, terms, or conditions of service, such changes may affect the availability of or the costs that we pay for services. Similarly, a failure to comply with such laws and regulations by the third parties could have a material adverse effect on Renergen’s business, financial condition, and results of operations. Moreover, the operations of these third parties could be subject to legal challenges that could disrupt service to Renergen’s operations and consequently adversely impact our business or results of operations.

Renergen’s insurance coverage may not adequately satisfy all potential claims in the future.

Although we believe we have sufficient insurance coverage, we may become subject to liability for pollution, occupational illness, climate change and other resource impacts or other hazards against which we have not been insured, cannot insure or are insufficiently insured, including those relating to past operations. Renergen’s existing property and liability insurance contains specific exclusions and limitations on coverage. Should we suffer a major loss, which is insufficiently covered, future earnings could be affected. In addition, certain classes of insurance may not continue to be available at economically acceptable premiums. As a result, in the future, Renergen’s insurance coverage may not fully cover the extent of claims against it or any cross-claims made.

If any of Renergen’s operations do not perform in line with Renergen’s expectations, we may be required to write down the carrying value of Renergen’s investment, which could affect Renergen’s profitability and the ability to pay dividends.

Under the IFRS, we are required to test the carrying value of long-term assets or cash-generating units for impairment at least annually and more frequently if we have reason to believe that Renergen’s expectations for the future cash flows generated by these assets may no longer be valid. If the results of operations and cash flows generated by Renergen’s operations are not in line with Renergen’s expectations due to, for example, fluctuations in commodity prices, evaluations of Renergen’s development plans, or new production data economics, we may be required to write down the carrying value of Renergen’s investment. A write down constitutes a non-cash impairment charge to earnings. Any write down could materially affect our business, operating results and financial condition.

Possible disputes in relation to access, use and servitude agreements entered into with landowners could result in timing delays.

To enable us to commence Renergen’s operations and exploration and development activities, we enter into access, use and servitude agreements with the respective landowners. Such agreements allow us to access the property to do exploration and construction work and to construct the pipeline, and the landowner permits us to register a pipeline servitude, booster station servitude, or production well servitude. Any disputes between the respective landowner and us could lead to delays in our ability to complete exploration and construction work, resulting in time delays and additional costs.

A duly executed agreement to grant a servitude (or so-called unregistered servitude) gives rise to a real right only when it has been registered. Prior to registration, a third party, in particular a purchaser of the underlying land without notice of the servitude, is therefore not bound to recognize it, although the agreement becomes binding immediately inter partes (between the landowner and us). Once registered, or if any third parties have actual knowledge of it, the servitude becomes enforceable against third parties. Registration of the servitudes can be delayed from a timing perspective should the underlying land be encumbered by a mortgage bond and there is a delay in obtaining bondholder consent to register the servitude.

We may not be able to compete with less carbon-intensive sources of energy, such as renewable natural gas and renewable power, given the expected global energy transition to a low carbon economy.

While we believe we offer a competitive, less carbon-intensive source of helium and natural gas for use in transportation, industrial processes and power generation, we cannot guarantee that we Renergen’s products will remain competitive with other sources of energy or that even lower carbon intensive alternatives to Renergen’s products may emerge in the market. Many stakeholders are focused on the development of zero-carbon or carbon negative resources, such as renewable power from wind, solar, or other sources, or renewable natural gas, to assist in the global transition to a low carbon economy, and we cannot guarantee that changes in consumer demand for Renergen’s products will not adversely affect our business and results of operations.

Risks Related to Renergen’s Indebtedness and Liquidity

The DFC Credit Facility Agreement and IDC Loan Agreement place operating restrictions on Renergen and create default risks.

The DFC Credit Facility Agreement and the IDC Loan Agreement contain covenants that place restrictions on Renergen’s operating activities. For more information about certain financial covenants and negative covenants in the DFC Credit Facility and the IDC Loan Agreement, see “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Contractual Obligations and Commitments.” These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a material adverse effect on our business, financial condition or results of operations.

If we are unable to comply with the covenants contained in the DFC Credit Facility Agreement and the IDC Loan Agreement, it could constitute an event of default and Renergen’s lenders could declare all borrowings outstanding, together with all other amounts owing under the related financing documents and accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, Renergen’s lenders could sell the collateral securing the DFC Credit Facility Agreement and the IDC Loan Agreement, which constitute substantially all of Renergen’s assets.

We will continue to have the ability to incur debt and Renergen’s levels of debt may affect Renergen’s operations and our ability to pay the principal of and interest on Renergen’s debt.

In the future, we and Renergen’s subsidiaries may be able to incur substantial additional debt from amendments to the DFC Credit Facility Agreement or IDC Loan Agreement, additional lending sources subject to the restrictions contained in the DFC Credit Facility Agreement and IDC Loan Agreement, or because of certain additional debt instruments we may issue.

Renergen’s indebtedness could be costly or have adverse consequences, such as:

•
requiring us to dedicate a substantial portion of Renergen’s cash flows from operations to payments on Renergen’s debt;
•
limiting our ability to obtain future financing for working capital, capital expenditures, debt obligations and other general corporate requirements;
•
making us more vulnerable to adverse conditions in the general economy or Renergen’s industry and to fluctuations in Renergen’s operating results, including affecting our ability to comply with and maintain any financial tests and ratios required under Renergen’s indebtedness;
•
limiting Renergen’s flexibility to engage in certain transactions or to plan for, or react to, changes in Renergen’s business and industry;
•
putting us at a disadvantage compared to competitors that have less relative and/or less restrictive debt; and
•
subjecting us to additional restrictive financial and other covenants.

If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on existing indebtedness and our creditworthiness generally.

We may not be able to generate sufficient cash to service all of Renergen’s indebtedness and may be forced to take other actions to satisfy Renergen’s obligations under applicable debt instruments, which may not be successful.

Our ability to make scheduled payments on or to refinance Renergen’s indebtedness obligations, including under the DFC Credit Facility Agreement and the IDC Loan Agreement, depends on Renergen’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond Renergen’s control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on Renergen’s indebtedness. Additionally, we anticipate incurring a substantial amount of indebtedness to fund the anticipated build cost to construct Phase 2, which will increase the risk that we are unable to generate sufficient cash to service all of Renergen’s indebtedness.

Renergen’s outstanding indebtedness under the IDC Loan Agreement bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause Renergen’s interest expense to increase and decrease cash available for operations and other purposes.

Borrowings under the IDC Loan Agreement bear interest at a variable rate, which increases and decreases based upon changes in the underlying interest rate. Any such increases in the interest rate or increases of Renergen’s borrowings under the IDC Loan Agreement will increase Renergen’s interest expense and reduce Renergen’s funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of Renergen’s interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally.

We may incur losses on interest rate swap and hedging arrangements.

We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as interest rate swaps. Although these agreements may partially protect against rising inflation rates, they also may reduce the benefits to us if interest rates decline.

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

Item 2. Properties

As of December 31, 2025, we are party to several facility leases in South Africa and Hong Kong for office, manufacturing and laboratory space. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available. Please also see the section captioned “Facilities” in Part I, Item 1 above.

Item 3. Legal Proceedings

Except as described herein, we are currently not party to, and our property is not currently the subject of, any material pending legal matters or claims.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y.)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint

(“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On December 4, 2025, the Court denied in part Defendants’ motion to dismiss and granted Plaintiffs’ motion for class certification. On April 3, 2026, following a mediation in which the parties reached an agreement-in-principle to resolve all claims in the Securities Class Action, subject to the Court’s approval, the parties filed a Joint Stipulation agreeing to stay the Securities Class Action (the “Stipulation”). The Stipulation requires the parties to file a stipulation of settlement and for the Plaintiffs to file a motion for preliminary approval of the stipulation of settlement within 60 days of the Court’s approval of the Stipulation. On April 6, 2026, the Court approved the Stipulation. The Company cannot be certain of the outcome of the Securities Class Action and, if decided adversely to us, our business and financial condition may be adversely affected.

On January 30, 2026, a purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Northern District of Texas asserting claims for, among others, breach of fiduciary duty, violation of § 14(a) of the Securities Exchange Act of 1934 and a claim for contribution pursuant to § 21D thereof (Jenis v. Mann, et al., Case No. 3:26-cv-251 (N.D. Tex.)) (the “Jenis Action”). The Company is named as a Nominal Defendant. On March 2, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Southern District of New York asserting claims for, among others, breach of fiduciary duty, violations of §§ 14(a) and 20(a) of the Securities Exchange Act of 1934, and a claim for contribution pursuant to § 21D thereof (Stewart v. Mann, et al., Case No. 1:26-cv-1712 (S.D.N.Y.)) (the “Stewart Action”) (together with the Jenis Action, the “Derivative Actions”)). The Company is named as a Nominal Defendant. The Derivative Actions arise out of similar allegations as those made in the Securities Class Action. The plaintiffs in the Derivative Actions seek unspecified damages, disgorgement of compensation, corporate governance reforms, fees, interests, and costs. The defendants have not yet responded to the complaints in the Derivative Actions. The Company cannot be certain of the outcome of the Derivative Actions and, if decided adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors. Please also see the section captioned “Legal Proceedings” in Part I, Item 1 above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is traded on the Nasdaq Capital Market under the symbol “ASPI.” Public trading of our common stock began on November 10, 2022. Prior to that, there was no public market for our common stock.

As of April 3, 2026, we had 1,691 registered shareholders, not including those shares held in street or nominee name.

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

Securities Authorized for Issuance under Equity Compensation Plans

For equity compensation plan information, refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

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

Repurchases of equity securities by the issuer

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with Part I, Item 1, “Business” and Item 8, ‘Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, ‘Risk Factors.”

Overview

We are an advanced materials company dedicated to the development of a differentiated isotope enrichment platform to strengthen global supply chain access to critical materials used in nuclear medicine, next-generation semiconductors, and nuclear energy. Our proprietary enrichment technologies, the Aerodynamic Separation Process (“ASP technology”) and QE technology, are designed to enable the production of isotopes for a range of industrial and advanced technology applications. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

We commenced commercial production of enriched isotopes at both of our ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. We are targeting initial commercial shipments of enriched C-14 in mid-2026. We are targeting initial commercial shipments of enriched Si-28 during the second quarter of 2026. We have also completed the commissioning phase and are producing commercial samples of highly enriched Yb-176 at our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. We are targeting initial commercial shipments of Yb-176 in mid-2026 or the third quarter of 2026.

In addition, we have started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. We believe the C-14 we may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. We believe the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. We believe the Yb-176 we may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology. We are considering the future development of the ASP technology for the separation of Zinc-68 and Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for potential use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market. We are also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium-6 and Lithium-7.

QLE, our subsidiary, is currently pursuing an initiative to apply our enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. We believe that the U-235 QLE may produce has the potential to be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of our uranium enrichment initiative in South Africa, we have entered into certain definitive agreements with TerraPower, LLC (“TerraPower”), including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer. In addition, QLE’s South African subsidiary has entered into a Pre-Implementation Services Contract Agreement (“Services Contract”) with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, pursuant to which Necsa has agreed to provide to QLE’s South African subsidiary certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. In the period since our inception to date, we have not applied our enrichment technologies to the enrichment of U-235, nor received permission or regulatory approval to conduct testing of our enrichment technologies on U-235, except for the activities contemplated by the Services Contract with Necsa. Our expectation that QLE’s initiative to apply our enrichment technologies to the enrichment of U-235 could be successful is based upon research conducted by certain of our scientists prior to joining the company, as well as the demonstrated effectiveness of QE technology on Yb-176.

QLE acquired a controlling interest in Skyline in August 2025. Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

We acquired Renergen in January 2026. Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the natural gas reserve base that underpins Renergen’s Virginia Gas Project. The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s Virginia Gas Plant. Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds an onshore petroleum production right and is the entity developing the Virginia Gas Project.

Our Subsidiaries and Segments

We operate principally through our subsidiaries. ASP Isotopes Guernsey Limited (the holding company for our subsidiaries in the Cayman Islands, South Africa, Iceland and the United Kingdom) is focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Mo-100, and Si-28). ASP Isotopes UK Ltd is the owner of our technology.

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

QLE. In September 2023, we formed QLE, which also has subsidiaries in the United Kingdom (Quantum Leap Energy Limited) and South Africa (Quantum Leap Energy (Pty) Limited), to focus on the development and commercialization of advanced nuclear fuels, such as HALEU and Lithium-6. QLE’s direct wholly owned subsidiary QLE UK, has its operations in the United Kingdom. QLE UK’s direct wholly owned subsidiary, QLE South Africa, has its operations in South Africa. QLE also formed QLE SPE Borrower, as a wholly owned subsidiary to act as a special purpose borrower for a loan transaction with TerraPower, a US nuclear innovation company. The QLE SPE Borrower has formed a subsidiary in South Africa to act as the project company for a proposed new uranium enrichment facility at Pelindaba, South Africa.

QLE’s mission is to address perceived gaps in the nuclear fuel cycle, promote safe nuclear power, and enhance the sustainability of the nuclear fuel cycle for advanced nuclear reactors and fusion systems, as well as the existing nuclear fleet. We believe that many advanced nuclear reactors, including SMRs, will rely on fuels with higher uranium enrichment levels, specifically HALEU, which we intend to produce. QLE also intends to produce high-isotopic purity fuel feedstock, such as Lithium-6, for fusion reactors, and by extension, Lithium-7 for Light Water Reactor control. These fuels may enable greater efficiency, compact reactor footprints, and lengthened operational cycles between refueling. Given the flexible nature of our enrichment technology and integrated value chain approach, QLE also intends to make available LEU+ to the existing fleet of nuclear reactors currently running on LEU, thus enabling existing reactors to lengthen the time between refueling, cut costs and boost power output.

As previously announced, our board of directors intends to pursue the separation of our Nuclear Fuels business and Specialist Isotopes and Related Services business in two independent companies. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence we and QLE have different business models and we believe that both companies would benefit if QLE is independently managed and financed. We plan to effect the separation through a listing of QLE in a transaction that results in QLE existing as a separate public company with shares listed on a U.S. national securities exchange and a portion of QLE’s common equity being distributed to our stockholders as of a to-be-determined future record date. Although no assurance can be given, our goal is to list QLE on such exchange, subject to market conditions, obtaining applicable approvals and consents, and complying with applicable rules and regulations and public market trading and listing requirements. In November 2025, we announced that QLE had confidentially submitted a draft registration statement on Form S-1 to the SEC relating to the proposed initial public offering of QLE’s Class A common stock. While we currently expect that a listing of QLE as a separate public company is the most likely separation transaction, our board of directors remains committed to maximizing shareholder value creation, and will continue to evaluate other options for separation to maximize shareholder value.

We entered into a number of agreements with QLE, including a License Agreement, pursuant to which QLE has licensed from us the rights to technologies and methods used to separate U-235 and Lithium-6 (including but not limited to the QE and ASP technologies) in exchange for a perpetual royalty in the amount of 10% of all future QLE revenues, and an EPC Services Framework Agreement, pursuant to which we will provide services for the engineering, procurement and construction of one or more turnkey U-235 and Lithium-6 enrichment facilities in locations to be identified by QLE and owned or leased by QLE, and commissioning, start-up and test services for each such facility, subject to the receipt of all applicable regulatory approvals, permits, licenses, authorizations, registrations, certificates, consents, orders, variances and similar rights.

PET Labs. We have a 51% ownership stake in PET Labs, a South African radiopharmaceutical operations company focused on the production of fluorinated radioisotopes and active pharmaceutical ingredients, through which we entered the downstream medical isotope production and distribution market. Under the terms of the Share Purchase Agreement pursuant to which we acquired the shares in PET Labs, we agreed to pay a total of $2.0 million for the shares in two installments, which has been paid in full as of December 2025. In addition, we have an option to purchase the remaining 49% of the outstanding equity in PET Labs, exercisable until January 31, 2027, for $2.2 million.

East Coast Nuclear Pharmacy. In October 2025, we completed the acquisition of East Coast Nuclear Pharmacy ("ECNP"). The acquisition is intended to supplement the distribution of our pipeline. Pursuant to the terms of the agreement, we acquired 100% of the issued and outstanding membership interests for total purchase consideration of $2.5 million of which $2.0 million was paid up front in cash and the remaining $0.5 million was deferred through the issuance of notes payable that are to be repaid by June 30, 2026.

Skyline Builders Group Holding Ltd. In August 2025, QLE completed the acquisition of a controlling interest in Skyline. QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1,000,000. Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share ("Prefunded Warrants"), (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share ("A Warrant"), and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share ("B Warrant" and together with Prefunded Warrant and A Warrant, "Warrants"), for the aggregate purchase price of $1,500,000 ("Skyline Purchase Agreement").

Each Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of Skyline, and each Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of Skyline. Currently there is no mechanism in which Class A Ordinary Shares are convertible into Class B Ordinary Shares. Currently there is no mechanism in which Class B Ordinary Shares are convertible into Class A Ordinary Shares. On the acquisition date, QLE became the holder of 79.14% of the aggregate voting power represented by all of Skyline's outstanding Class A ordinary shares and Class B ordinary shares, and thereby gaining control over Skyline.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiaries, Kin Chiu Engineering Limited and Kin Chiu Development Company Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

Effective September 18, 2025, Dr. Ryno Pretorius, Chief Executive Officer of QLE, was appointed as an independent director of Skyline. In addition, an employee of ASP Isotopes was appointed as an independent director of Skyline. Effective January 1, 2026, the Skyline board of directors appointed Paul Mann as Executive Chairman of Skyline. Effective March 30, 2026, the employee of ASP Isotopes that held one of the director positions at Skyline resigned and was replaced by a new independent director.

On January 23, 2026, Skyline entered into a warrant exchange agreement (the “Skyline Exchange Agreement”) with the holders of Skyline Class A Ordinary Share Purchase Warrant A’s and Skyline Class A Ordinary Share Purchase Warrant B’s (collectively, the “Skyline Holder Warrants”), to purchase an aggregate of 48,698,628 Skyline Class A Ordinary Shares, that were purchased in the Skyline Series A Private Placement, to exchange the Skyline Holder Warrants issued on August 29, 2025, for an aggregate of 47,326,025 newly issued Series A preferred shares of Skyline (“Skyline Series A Preferred Shares”) and allotted among the holders in accordance with the Skyline Exchange Agreement. Each Skyline Series A Preferred Share is convertible, at the option of a holder thereof, into Skyline Class A Ordinary Shares.

On February 11, 2026, Skyline entered into (i) a securities purchase agreement (the “Reg D Purchase Agreement”) for an offering of Skyline’s Series B Convertible Preferred Shares (the “Skyline Series B Preferred Shares”) in a private placement (the “Reg D Private Placement”) pursuant to Regulation D under the Securities Act of 1933, as amended and (ii) a securities purchase agreement (the “Reg S Purchase Agreement”) for an offering of the Skyline Series B Preferred Shares in a private placement pursuant to Regulation S under the Securities Act (the “Reg S Private Placement” and together with the Reg D Private Placement, the “February 2026 Skyline Series B Private Placements”), in each case, for the purchase and sale of the Skyline Series B Preferred Shares.

The February 2026 Skyline Series B Private Placements closed on February 13, 2026 at which Skyline issued 6,322 of the Skyline Series B Preferred Shares. The purchase price for each Skyline Series B Preferred Share was $5,000. Each Skyline Series B Preferred Share is convertible into Skyline Class A ordinary shares with a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share and other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions. The gross proceeds of the Skyline Series B Private Placement were approximately $31.6 million, before deducting placement agent fees and other offering expenses payable by Skyline.

In connection with the February 2026 Skyline Series B Private Placements, Skyline also entered into placement agency agreements dated February 10, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the February 2026 Skyline Series B Private Placements and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 6% of the Class A Ordinary Shares underlying the Skyline Series B Preferred Shares. The warrants have an exercise price of $2.40 per share.

On March 20, 2026, Skyline entered into (i) a senior unsecured convertible note purchase agreement for an offering of approximately $16.6 million of Skyline's senior unsecured convertible notes (the “2026 Skyline Notes”) in a private placement and (ii) a securities purchase agreement dated March 20, 2026 for an offering of $0.6 million of Skyline’s Series B Preferred Shares (the “March 2026 Skyline Preferred Shares”) in a private placement (the "March 2026 Skyline Private Placement").

The March 2026 Skyline Private Placement closed on March 25, 2026. The 2026 Skyline Notes are convertible into Skyline's class A ordinary shares, par value $0.00001 per share at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments, that are subject to a floor of $1.50 per share. The conversion price of the 2026 Skyline Notes is also subject to other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions The purchase price for each March 2026 Skyline Preferred Share was $5,000. Each March 2026 Skyline Preferred Share is convertible into Class A ordinary shares at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share. The gross proceeds of the March 2026 Skyline Private Placement was approximately $17.2 million, before deducting placement agent fees and other offering expenses that were paid by Skyline.

In connection with the March 2026 Skyline Private Placement, Skyline also entered into placement agency agreements dated March 20, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the March 2026 Skyline Private Placement and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 8% and 6% of the Class A Ordinary Shares underlying the 2026 Skyline Notes and March 2026 Skyline Preferred Shares, respectively. The warrants have an exercise price of $2.40 per share.

On March 29, 2026, QLE entered into a securities exchange agreement with an investor (the "QLE Exchange Agreement"). Per the QLE Exchange Agreement, the investor assigned and transferred 1,995,000 Class A Ordinary Shares held by the investor to QLE in exchange for an equal number of Class B Ordinary Shares held by QLE.

On March 31, 2026, Skyline issued an additional $3.0 million of 2026 Skyline Notes in a private placement.

Renergen Acquisition. On January 6, 2026, ASP Isotopes acquired all of the issued and outstanding Renergen Ordinary Shares from Renergen shareholders in exchange for the Consideration Shares through the implementation of the Scheme in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, resulting in the issuance of an aggregate of 14,270,000 Consideration Shares. As a result of the transactions contemplated by the Scheme, the Renergen Ordinary Shares, which were publicly traded on the Johannesburg Stock Exchange (JSE: REN) and the Australian Securities Exchange (ASX:RLT), were delisted and Renergen became a wholly owned subsidiary of ASP Isotopes.

Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the large natural gas reserve base that underpins Renergen’s Virginia Gas Project. The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s Virginia Gas Plant in the Free State Province of South Africa. Based on the drilled and flow-tested wells, Renergen’s average helium concentration exceeds 3.0%, which is well above typical conventional natural gas reservoirs containing helium in small concentrations (less than 0.5%).

Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds South Africa’s first and only onshore petroleum Production Right and is the entity developing the Virginia Gas Project. Phase 1 of the Virginia Gas Project has commenced commercial LNG and liquid helium operations. The Virginia Gas Project benefits from favorable supply and demand trends in both the LNG and liquid helium sectors. The LNG is and will continue to be sold domestically in South Africa into a market suffering energy and natural gas shortages, and we plan to sell helium directly to global customers at a time when the world is suffering helium supply shortages, which have been further exacerbated by the ongoing United States-Israel-Iran war. We believe that it was for these two reasons that the Virginia Gas Project was conditionally approved to be funded by the U.S. International Development Finance Corporation (“DFC”) as part of the U.S.’s initiative to ensure new helium supply comes online as aerospace and the semiconductor industry increase helium requirements in the face of diminished supply, while increasing South Africa’s domestic energy supply.

Helium is a vital and irreplaceable element in many modern industries because it is both chemically and electrically inert and, when in liquid form, is the coldest substance known to man at 3 degrees Kelvin (minus 454.3 degrees Fahrenheit). For these reasons, it can be used in the manufacture of semiconductors, to purge laboratory or manufacturing environments, act as a fuel propellant for other cryogenic fuels, and/or provide deep cryogenic cooling. It is commonly used in space exploration and rocketry, high-level physics experiments (e.g., particle accelerators, quantum mechanics), medical science within MRI devices, fiber optic cable production, commercial diving gas, specialized welding, coolant for nuclear power stations and lifting balloons.

We believe that Renergen’s LNG supply can play an important role in reducing South Africa's relatively high carbon emissions by being the first, and currently the only, LNG supplier in the country. According to Energy Institute (2024), coal has a 69% share of national primary energy consumption, with gas only around 3.5%. As such, according to the World Bank, South Africa ranks as the fifth-worst carbon emissions country per kilogram per purchasing power parity of gross domestic product (“GDP”). This ranking is largely due to South Africa’s high reliance on low-grade coal to provide electricity, supplemented by Sasol’s use of coal to liquids technology. Sasol Limited is one of the country’s largest energy suppliers and operator of the natural gas pipeline supplying gas from Mozambique into Johannesburg. LNG is a significantly lower carbon-emitting fuel than either of coal (by 50%) and diesel (25%), upon combustion. Therefore, the introduction of Renergen’s LNG into South Africa’s energy supply mix, including the possible direct substitution of Renergen’s LNG for first diesel, and then potentially coal, may help reduce South Africa’s overall carbon emissions intensity as the country moves towards its net zero carbon emissions targets by 2050.

Investments in Early Stage Drug Development Companies

IsoBio. On July 28, 2025, we purchased 2,000,000 shares of IsoBio Series Seed-1 Preferred Stock at $2.50 per share for a total aggregate purchase price of $5.0 million. IsoBio is a U.S.-based radiotherapeutic development company focused on developing a broad pipeline of mAb-based radioisotope therapeutics targeting both derisked and novel tumor antigens for patients in need of new cancer therapies. As the owner of the Series Seed-1 Preferred Stock, we have the right to designate one board member. An officer and director of ours was designated to fill that board seat. In addition, another board member of ours is a board member and executive officer of IsoBio.

Opeongo. On January 26, 2026, we purchased 4,356,918 shares of Opeongo Series Seed-1 Preferred Stock at $2.2952 per share for a total aggregate purchase price of $10,000,000. Opeongo is a biotechnology company developing novel therapeutics using extracellular matrix modulation to target fibrosis, inflammation, and cancer. Opeongo was co-founded by David Baram, Ph.D. who serves as Opeongo’s Chief Executive Officer and director. As the owner of the Series Seed-1 Preferred Stock, we have the right to designate one board member. An officer and director of ours was designated to fill that board seat. In addition, another board member of ours is a board member and executive officer of Opeongo.

Skyline Investments

Skyline Reemag Investment. In November 2025, Skyline acquired a 13.09% ownership of Reemag LLC ("Reemag") for a cash purchase price of $3.0 million. Skyline will subscribe for additional membership interests of Reemag in tranches, resulting in ownership percentages of 13.09%, 20.06%, 33.42% and 50.10% at the initial, second, third and fourth closing respectively for an aggregate purchase price of $20.0 million. The second, third and fourth closings were scheduled on or before January 31, 2026, March 31, 2026 and by the earlier of a $200.0 million capital raise or July 31, 2026, respectively. However, in March 2026, Skyline entered into the first amendment to the subscription agreement with Reemag that amended the dates of the second, third and fourth closings to May 31, 2026, July 31, 2026 and September 30, 2026, respectively.

Skyline Critical Minerals Space Investment. On October 31, 2025, Skyline entered into a subscription and unit purchase agreement with a limited liability company engaged in the critical minerals space, pursuant to which Skyline subscribed for an approximate 20% membership interest in such company for a subscription price of $20.0 million.

Agreements with TerraPower LLC

On April 4, 2024, we entered into the TerraPower Agreement with TerraPower to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a HALEU facility. The TerraPower Agreement may be terminated for (a) breach or default, (b) our convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for milestones completed by us and these payments are nonrefundable.

On October 18, 2024, we signed the TerraPower Term Sheet that provides for the execution of two definitive agreements: (1) an agreement pursuant to which TerraPower will provide funding for our construction of a uranium enrichment facility capable of producing HALEU using our proprietary aerodynamic separation process technology to be located in the Republic of South Africa and (2) An agreement pursuant to which we will deliver to TerraPower the full capacity of the enrichment facility.

For the year ended December 31, 2024, $0.2 million has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss. No collaboration revenue was recognized for the year ended December 31, 2025.

In May 2025, we entered into the TerraPower Loan Agreement, which provides conditional commitments from TerraPower to us through one of our wholly-owned U.S.-based subsidiaries for a multiple advance term loan totaling $22.0 million for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), we will receive aggregate loan disbursements of $20.0 million. Such loan matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement we receive and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027. We plan to request drawdowns on this loan beginning in the third quarter of 2026.

In addition to the TerraPower Loan Agreement, in May 2025, we and TerraPower have entered into two supply agreements for the HALEU expected to be produced at our uranium enrichment facility. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

Financings

In March 2024, our wholly owned subsidiary QLE received gross proceeds of $20.6 million through the issuance of Convertible Promissory Notes. These convertible notes had a stated interest rate of 6% for the first year and 8% thereafter. The maturity date of these convertible promissory notes was March 7, 2029. These convertible promissory notes would have automatically converted into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In June 2024, our wholly owned subsidiary QLE received gross proceeds of $5.4 million through this issuance of additional Convertible Promissory Notes with a stated interest rate of 6% for the first year and 8% thereafter. One of the notes totaling $0.1 million was issued to the placement agent in lieu of cash issuance costs. The maturity date of the Convertible Promissory Notes was March 7, 2029. The Convertible Promissory Notes would have automatically converted into common shares upon Quantum Leap Energy’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap.

In April 2024, we received approximately $5.5 million from the issuance of 3,164,557 shares of common stock upon the exercise of warrants.

In July 2024, we issued 13,800,000 in a public offering at a public offering price of $2.50 per share resulting in net proceeds of approximately $32.3 million after deducting underwriting discounts, commissions and offering expenses.

In October 2024, a warrant to purchase 151,741 shares of common stock was exercised and we received gross proceeds of $0.3 million.

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

In October 2025, we issued 17,167,380 shares of common stock in a registered offering at the offering price of $12.25 per share, for net proceeds of approximately $199.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On November 19, 2025, QLE received gross proceeds of $72.2 million through the issuance of convertible promissory notes with a stated interest rate of 8% (the “2025 Notes”). The maturity date of the 2025 Notes is November 19, 2030. The 2025 Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. In connection with the issuance of the 2025 Notes, QLE’s outstanding convertible promissory notes originally issued in March 2024 and June 2024 automatically converted into 2025 Notes with a value of $147.7 million. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap, a related party, and $30.0 million in gross proceeds from ASP Isotopes, its parent.

On January 6, 2026, the Company issued 14,270,000 Consideration Shares in connection with the acquisition of Renergen.

Other Contractual Obligations

We enter into contracts in the normal course of business for testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For additional details regarding our contractual obligations, see Note 11 "Commitments and Contingencies" and Note 12 “Leases” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations

Revenue

Effective with the acquisition of 51% of PET Labs and 100% of ECNP, we recognize revenue from the sale of nuclear medical doses for PET scanning. Effective with the acquisition of 79% of the voting interest of Skyline, we recognize revenue from performing construction services, including roads and drainage.

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

Acquired In-Process Research and Development Expense

Acquired in-process research and development (“IPR&D”) expense resulted from the One 30 Seven acquisition by QLE in October 2025 which was accounted for as an asset acquisition. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense at the acquisition date and no additional IPR&D expense relating to the One 30 Seven acquisition is expected to be reported in future periods.

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

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Si-28 and Yb-176) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs and ECNP.

The construction services segment is focused on performing public civil engineering, including roads and drainage, to its customers in Hong Kong. This segment includes Skyline.

The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. Our CODM is our chief executive officer. Prior to the acquisition of Skyline, we managed assets on a total company basis, not by operating segment, as the assets were shared or commingled. After the acquisition of Skyline, the CODM regularly reviews any asset information by operating segment and, accordingly, asset information is reported on a segment basis.

The following table shows total assets by segment and a reconciliation to the consolidated financial statements as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Segment assets:
Specialist isotopes and related services	$323,690	$71,771
Nuclear fuels	94,252	22,577
Construction services	80,078	—
Total assets	$498,020	$94,348

Select information from the consolidated statements of operations and comprehensive loss as of the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$5,674	$3,944	$(33,259)	$(21,542)
Nuclear fuels	—	200	(144,125)	(10,881)
Construction services	18,175	—	17,541	—
	$23,849	$4,144	$(159,843)	$(32,423)

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenue	$23,849	$4,144	$19,705
Cost of revenue	20,444	2,545	17,899
Gross profit	3,405	1,599	1,806
Operating expenses:
Acquired in-process research and development	2,717	—	2,717
Research and development	12,358	3,139	9,219
Selling, general and administrative	48,238	24,814	23,424
Total operating expenses	63,313	27,953	35,360
Other (expense) income:
Foreign exchange transaction gain	(134)	70	(204)
Change in fair value of share liability	(121)	(132)	11
Change in fair value of convertible notes payable	(123,719)	(6,875)	(116,844)
Change in fair value of investments	17,932	—	17,932
Interest income	6,790	1,238	5,552
Interest expense	(575)	(259)	(316)
Other income	174	—	174
Total other expense	(99,653)	(5,958)	(93,695)
Loss before income tax expense	$(159,561)	$(32,312)	$(127,249)

Revenue and Cost of Revenue

We have recognized revenue of PET Labs and ECNP, since its acquisition in October 2025, from the sale of nuclear medical doses for PET scanning. With the acquisition of Skyline in August 2025, we also recognized revenue from performing construction services, including roads and drainage In addition, we have recognized the related cost of revenue, operating expenses and other income and expenses of PET Labs, ECNP and Skyline for the periods presented.

Revenue was $23.8 million for the year ended December 31, 2025, which includes $18.2 million in construction service revenue from Skyline and $5.6 million from the sale of nuclear medical doses for PET scanning. Revenue was $4.1 million for the year ended December 31, 2024, which includes $3.9 million from the sale of nuclear medical doses for PET scanning and $0.2 million in collaboration revenue from TerraPower.

Acquired In-Process Research and Development

In October 2025, QLE acquired substantially all of the assets, including an international patent application and its related rights, from One 30 Seven Inc., a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources. The One 30 Seven acquisition was accounted for as an asset acquisition and the cost attributable to the IPR&D totaling $2.7 million was expensed in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel-related costs	$4,921	$1,171	$3,750
Manufacturing engineering	1,925	—	1,925
Consulting and professional	1,488	656	832
Facility and depreciation expenses	3,569	767	2,802
Other expenses	455	545	(90)
Total research and development expenses	$12,358	$3,139	$9,219

Research and development expenses were $12.4 million for the year ended December 31, 2025, compared to $3.1 million for the year ended December 31, 2024. The overall increase of $9.2 million was primarily due to the following:

•
an increase in personnel-related costs of $3.8 million primarily due to the increase in headcount, salaries and related costs;
•
an increase in manufacturing engineering testing expenses of $1.9 million in order to optimize commercial production;
•
an increase in facility and depreciation expenses of $2.8 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in consulting and professional fees of $0.8 million due to increases in outsourced development activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.2 million for the year ended December 31, 2025, compared to $24.8 million for the year ended December 31, 2024. The overall increase of $23.4 million was primarily due to the following:

•
an increase in personnel-related costs of $12.4 million primarily due to the increase in headcount, salaries and related costs;
•
an increase in professional fees of $7.0 million primarily due to corporate development activity and consulting costs related to new general ledger system;
•
an increase in facility and depreciation expenses of $0.4 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance;
•
an increase in employee travel and related expenses of $0.9 million ; and
•
an increase in other selling, general and administrative expenses of $4.0 million.

This increase is partially offset by a decrease in commissions and fees of $1.1 million primarily due to the issuance of convertible notes in 2024.

Other Income (Expense)

Other expense for the year ended December 31, 2025 was $99.7 million, which includes an expense of $123.7 million due to the change in the fair value of convertible notes, a change in the fair value of the share liability related to the shares issuable to consultants of $0.1 million, interest expense of $0.6 million and a foreign exchange transaction loss of $0.1 million, partially offset by interest income of $6.8 million, a change in the fair value of our investments of $17.9 million and other income of $0.2 million.

Other expense for the year ended December 31, 2024 was $6.0 million, which includes an expense of $6.9 million due to the change in the fair value of convertible notes, a $0.1 million change in the fair value of the share liability related to the shares issuable to consultants and interest expense of $0.3 million, partially offset by interest income of $1.2 million.

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

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss (in thousands).

	Year Ended December 31,
	2025	2024
Net loss attributable to ASP Isotopes Inc. shareholders	$(175,092)	$(35,114)
Adjusted for:
Deemed dividend on inducement warrant for common stock	—	2,780
Change in fair value of share liability	121	132
Change in fair value of convertible notes payable	123,719	6,875
Change in fair value of investments	(17,932)	—
Headline loss	$(69,184)	$(25,327)
Weighted average common shares outstanding on which the net loss attributable to ASP Isotopes Inc. shareholders per share and headline loss per share has been calculated - basic and diluted	83,013,594	55,671,805
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(2.11)	$(0.63)
Headline loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.83)	$(0.45)

The above disclosure was prepared for the purpose of complying with the reporting requirements of the JSE and includes certain non-GAAP measures, such as headline loss and headline loss per common share, and related reconciliations.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception, and we expect to continue to incur significant and increasing net losses for the foreseeable future. We have principally financed our operations to date through the issuance of our common stock, including our IPO, and the issuance of convertible notes payable. In June 2025, we issued 7,518,797 shares of common stock at $6.65 per share in a registered direct offering resulting in net proceeds of approximately $46.8 million after deducting underwriting discounts, commissions and offering expenses. In July 2025, we issued 7,500,000 shares of common stock at $8.00 per share in a registered direct offering resulting in net proceeds of approximately $56.3 million after deducting underwriting discounts, commissions and offering expenses. In October 2025, we issued 17,167,380 shares of common stock in a registered offering at the offering price of $12.25 per share, for net proceeds of approximately $199.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. In November 2025, QLE received gross proceeds of $72.2 million through the issuance of convertible promissory notes with a stated interest rate of 8% (the “2025 Notes”). The maturity date of the 2025 Notes is November 19, 2030. The 2025 Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. In connection with the issuance of the 2025 Notes, QLE’s outstanding convertible promissory notes originally issued in March 2024 and June 2024 automatically converted into 2025 Notes with a value of $147.7 million. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap, a related party, and $30.0 million in gross proceeds from ASP Isotopes, its parent.

As of December 31, 2025, we had cash and cash equivalents of $285.6 million and $47.7 in short-term investments. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability on a consolidated basis will depend on the continued successful development and commercialization of our current or future enriched isotopes.

We recognize revenue from the sale of nuclear medical doses for PET and SPECT scanning in South Africa and the U.S. Our ability to generate product revenue from the sale of nuclear medical doses for PET and SPECT scanning sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion. Effective with the acquisition of 79% of the voting interest of Skyline in August 2025, we also recognize revenue from performing construction services, including roads and drainage.

In addition, after completion of the Renergen acquisition, portions of our revenue will be recognized from the sale of helium and LNG. Our ability to generate revenue from the sale of helium and LNG sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion. Renergen’s outstanding debt funding may also materially affect our liquidity.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents, proceeds from short-term investments, cash flow from operations, the IDC Debt Funding, the SBSA Loan, the DFC Credit Facility and the conditionally approved senior secured debt facilities expected to be funded by the DFC and the Standard Bank of South Africa, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued and beyond. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of, our development activities for our future isotopes, helium and LNG;
•
the outcome, timing and costs of regulatory review of our future isotopes or for helium or LNG we produce during Phase 2 of the Virginia Gas Project;
•
the costs and timing of manufacturing for our future isotopes and of exploring for, developing or producing natural gas and helium;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
the costs and timing of establishing or securing sales and marketing and distribution capabilities, whether alone or with third parties, to commercialize future isotopes or with respect to LNG and helium we produce at the Virginia Gas Plant for which we may obtain regulatory approval, if any;
•
the timing of construction of Phase 2, which based on our latest cost estimate is expected to be approximately $1.16 billion (including borrowing costs and general corporate costs during construction);
•
the price at which we sell our LNG and liquid helium;
•
unforeseen plant disruptions, operational issues and the cost and availability of raw materials, including current supply chain issues, related to the Virginia Gas Project;
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

Developing and commercializing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available in substantial quantities until at least the middle of 2026. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

Expansion of the production and distribution of nuclear medical doses for PET scanning is a time-consuming, expensive and uncertain process that may take years to complete. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of future nuclear medical doses for PET scanning.

Large amounts of capital are required to support the growth in our business and operations in South Africa, including to maintain and progress toward full commercial operation of Phase 1 of the Virginia Gas Project, and for the construction and development of Phase 2 of our Virginia Gas Project, and long-term production and processing requires both significant capital expenditure and ongoing maintenance expenditure. Our revenues related to the sale of helium and LNG may vary significantly from period to period as a result of changes in volumes of production sold and commodity prices. Natural gas prices have historically been volatile. Lower commodity prices may not only decrease our revenues, but also potentially the amount of natural gas that we can produce economically. We plan to add reserves through drilling. Our ability to add reserves through drilling projects is dependent on many factors, including our ability to borrow or raise capital and procure materials, services and personnel. Phase 2 of the Virginia Gas Project requires a significant amount of capital and is currently estimated to cost approximately $1.16 billion (including borrowing costs and general corporate costs during construction) based on our latest cost estimate, which could change based on inaccurate assumptions and changing economic and operating conditions. We anticipate funding this amount through debt, such as the up to $500 million of senior secured debt provided by the DFC, which has been conditionally approved, pursuant to the delineated application review process of the DFC. Additionally, the Standard Bank of South Africa has conditionally approved an additional $250 million of senior secured debt funding for Phase 2, which is anticipated to be funded substantially concurrently with the aforementioned DFC funding. As a result, we may need substantial additional financing to support our continuing operations, ramp up production of Phase 1, and further the development of Phase 2 and commercialization of the Virginia Gas Project.

Until such time as we can generate significant revenue from sales of our future isotopes, nuclear medical doses for PET and SPECT scanning and sales of helium and LNG, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our future isotopes, future helium and LNG production and sales, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our future isotopes and helium and LNG production even if we would otherwise prefer to develop and market such isotopes, helium and LNG ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(37,780)	$(16,696)
Investing activities	(110,794)	(11,372)
Financing activities	371,600	82,534
Net increase (decrease) in cash and cash equivalents	$223,026	$54,466

Operating Activities

Net cash used in operating activities was $37.8 million for the year ended December 31, 2025 and was primarily due to our net loss of $159.8 million, adjusted for stock-based compensation expense of $16.0 million, non cash IPR&D of $2.6 million, noncash interest on the note receivable of $2.0 million, amortization of right-of-use lease assets of $0.7 million, depreciation and amortization expense of $1.9 million, issuance of common stock to consultants with a fair value of $0.7 million, change in fair values for the convertible notes payable of $123.7 million, change in fair values of investments of $17.9 million and a change in fair value of share liability of $0.1 million, partially offset by a $3.6 million change in our operating assets and liabilities.

Net cash used in operating activities was $16.7 million for the year ended December 31, 2024 and was primarily due to our net loss of $32.4 million, adjusted for stock-based compensation expense of $8.6 million, non-cash issuance costs for the convertible notes payable of $0.6 million, amortization of right-of-use asset of $0.5 million, depreciation and amortization expense of $0.5 million, issuance of common stock to consultants with a fair value of $1.3 million, change in fair values for the convertible notes payable of $6.9 million and a change in fair value of share liability of $0.1 million, partially offset by a $2.6 million change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $110.8 million for the year ended December 31, 2025 and was comprised of cash paid for a note receivable of $30.0 million, purchase of short-term investments of $47.7 million, purchase of the IsoBio investment of $5.0 million, purchase of ECNP of $2.0 million, purchase of Skyline investments of $23.0 million and the purchases of machinery and equipment, vehicles and construction in progress of $9.6 million, partially offset by cash provided by the acquisition of Skyline of $6.5 million.

Net cash used in investing activities was $11.4 million for the year ended December 31, 2024 and was comprised of the purchase of machinery and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $371.6 million for the year ended December 31, 2025 and was comprised primarily of net proceeds of $320.3 million from the sale and issuance of our common stock, gross proceeds of $42.2 million from the issuance of convertible notes payable, proceeds of $4.9 million from the issuance of common stock for a warrant exercise, proceeds from the issuance of debt of $15.5 million, contributions from noncontrolling interests of $20.8 million related to the Skyline October 2025 Private Placement and amounts due to related parties of $2.6 million, partially offset by costs to issue common stock of $18.0 million, deferred issuance costs of $0.2 million, principal payments on debt and finance leases of $15.8 million and $0.4 million, respectively, and distribution to noncontrolling interest in VIE of $0.4 million.

Net cash provided by financing activities was $82.5 million for the year ended December 31, 2024 and was comprised primarily of net proceeds of $53.1 million from the sale and issuance of our common stock, gross proceeds of $25.9 million from the issuance of convertible notes payable, proceeds of $5.8 million from the issuance of common stock for a warrant exercise, contributions from noncontrolling interest in VIE of $0.9 million, proceeds from collection of receivable from noncontrolling interest in VIE of $0.7 million, partially offset by costs to issue common stock of $3.6 million, principal payments on debt and finance leases and bank loans of $0.6 million and $0.1 million, respectively, and distribution to noncontrolling interest in VIE of $0.1 million.

Contractual Obligations and Commitments

Leases

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $9,000 with a term expiring on December 31, 2030. We also lease additional space on a short term basis in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $18,000 with a term that expired on February 28, 2026 and we are continuing to occupy that space under the monthly extensions. We also lease additional space in Pretoria, South Africa under leases with a base monthly rent payment of approximately (i) $2,000 with a term expiring on October 30, 2026 and (ii) $3,000 with a term expiring on May 31, 2028.

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa is under a lease with a base monthly rent payment of approximately $27,000 with a term expiring on January 31, 2056. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and is currently in automatic monthly extensions.

Promissory Note and Loans

In November 2024, we executed a promissory note payable with a finance company to fund our directors and officers’ insurance policy for $0.5 million. During 2025 and 2024, we entered into several loans to purchase motor vehicles and certain equipment totaling $0.3 million and $2.0 million, respectively. These loans are secured by the underlying assets included in property and equipment. Refer to Note 9 (Debt) to our consolidated financial statements included in Part II, Item 8 for information regarding interest rates and maturities, as well as information regarding Skyline’s debt obligations and QLE’s convertible notes.

Renergen Acquisition Agreements

On March 31, 2025, we entered into an Exclusivity Agreement with Renergen, an entity in South Africa that was previously listed on the Johannesburg Stock Exchange (“JSE”), the Australian Securities Exchange and the A2X. On May 18, 2025, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, we received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ended on May 31, 2025. In April 2025, we paid an exclusivity fee of $10.0 million to Renergen. On May 19, 2025 we entered into a Firm Intention Letter with Renergen. The Firm Intention Letter set the acquisition terms for us to purchase 100% of the outstanding shares of Renergen in exchange for our shares. The acquisition was consummated on January 6, 2026, and as a result, Renergen became a direct, wholly owned subsidiary of us, and the Renergen Ordinary Shares were delisted from the JSE, the Australian Securities Exchange and the A2X.

In addition, we entered into a loan agreement with Renergen (the “Renerge Loan”) in which a total of $30.0 million was provided by us in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Renergen Loan, the full amount of the previously paid exclusivity fee of $10.0 million was applied to the loan. The remaining $20.0 million available under the loan was paid by us to Renergen prior to June 30, 2025. The Renergen Loan was amended to extend the repayment date to January 20, 2026 and amended again to establish the repayment date as sixty days after written demand by us. The Renergen acquisition closed in January 2026.

Renergen Contractual Obligations and Commitments

As previously discussed, we acquired Renergen (and its indirect 94.5% equity ownership in Tetra4) in January 2026, which entities are subject to certain contractual obligations and commitments discussed further below.

Normal Course Operating Agreements

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

DFC Credit Facility

On August 20, 2019, Tetra4 and the DFC, as successor and assign of the Overseas Private Investment Corporation, entered into that certain Finance Agreement (as amended by Amendment No. 1 to Finance Agreement, dated as of March 30, 2020, Amendment No. 2 to Finance Agreement, dated as of April 28, 2020, Amendment No. 3 to Finance Agreement, dated as of February 26, 2021, Amendment No. 4 to Finance Agreement, dated as of August 24, 2021 and Amendment No. 5 to Finance Agreement, dated December 16, 2021 (the “DFC Credit Facility Agreement”), pursuant to which DFC made available a credit facility of up to $40.0 million (the “DFC Credit Facility”). The first draw down of $20.0 million took place in September 2019, the second draw down of $12.5 million in June 2020 and the final drawdown of $7.5 million on September 28, 2021. The first draw down attracted an interest rate at 2.11% per annum, while the second and final draw down is 1.49% and 1.24% per annum, respectively. Tetra4 shall repay the loan in equal quarterly installments of $1.15 million (R19.1 million using the rate at December 31, 2025) on each payment date which began on August 1, 2022 and will end on August 15, 2031.

Pursuant to the DFC Credit Facility Agreement, Tetra4 is required to maintain at all times (a) (i) a ratio of all interest bearing Debt to EBITDA of not more than 3.0 to 1; (ii) a ratio of Current Assets to Current Liabilities of not less than 1 to 1; and (iii) a Reserve Tail Ratio of not less than 25%; and (b) (i) a ratio of Cash Flow for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, to Debt Service for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, of not less than 1.30 to 1; and (ii) a ratio of Cash Flow for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, to Debt Service for the next succeeding four (4) consecutive full fiscal quarters of not less than 1.3 to 1. Additionally, at all times (c) Tetra4 is required to ensure that the Debt Service Reserve Account is funded in an amount equal to the aggregate amount of the sum of all payments of principal, interest and fees made or required to be made by Tetra4 in respect of its indebtedness with respect to the Loan for the immediately succeeding six-month period. The covenants in (a)(i), (a)(2) and (b) will apply 18 months after the completion of the construction of the Virginia Gas Plant. The DFC Credit Facility Agreement contains negative covenants, which include that Tetra4 shall not make any Restricted Payment, which includes any dividend or distribution on account of any interest in Tetra4, any payment of principal or interest on any indebtedness of Tetra4 to or for the benefit of any Shareholder or other Affiliate of Tetra4, and any purchase, redemption, acquisition or retirement of any limited liability company interests of Tetra4 or any indebtedness of Tetra4 held by any Shareholder or any Affiliate of Tetra4, or any payment to or on behalf of any Shareholder or Affiliate of any Shareholder; provided that after Project Completion and Tetra4 has paid at least one Principal Installment, Tetra4 may make such payments on a Restricted Payment Date if, but only if, after giving effect to each such payment, (i) no Default or Event of Default shall have occurred and be continuing or will occur as a result of such payment and (ii) Tetra4 shall be in compliance with the financial ratios set forth in the DFC Credit Facility Agreement, including those described above. We believe that we will be able to comply with all covenants throughout the tenure of the loan. The loan is secured by Tetra4's physical assets and the DSRA. As of December 31, 2025, the outstanding principal amount of the DFC Credit Facility totaled $24.9 million (R413.0 million). All capitalized terms used in this paragraph but not defined have the meaning ascribed to them in the DFC Credit Facility Agreement.

IDC Debt Funding

On December 20, 2021, Tetra4, as borrower, entered into a loan agreement (the “IDC Loan Agreement”) with the Industrial Development Corporation of South Africa Limited (“IDC”), as lender, for R160.7 million (the “IDC Debt Funding”) for the procurement of the virtual pipeline equipment and dispensing equipment to be constructed on Renergen customers’ premises. An amount of R158.8 million was drawn down on December 22, 2021 and is repayable in 102 equal monthly payments which commenced in June 2023 and the remainder thereafter on the first day of each succeeding month until the outstanding principal amount has been repaid in full. The following financial covenants apply to the IDC Debt Funding: Tetra4 is required to maintain (a) a ratio of all interest bearing Debt to EBITDA of not more than 3.0 to 1; (b) a ratio of Current Assets to Current Liabilities of not less than 1 to 1; (c) a ratio of Cash Flow for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, to Debt Service for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, of not less than 1.30 to 1; (d) a ratio of Cash Flow for the most recently completed four (4) fiscal quarters, taken as a single accounting period, to Debt Service for the next succeeding four (4) consecutive full fiscal quarters of not less than 1.3 to 1; and (e) at all times, a Reserve Tail Ratio of not less than 25%.These financial covenants will be measured by Tetra4 on each Calculation Date. Additionally, at all times (f) Tetra4 is required to ensure that the DSRA is funded in an amount equal to, on any given date, a Rand amount equal to the aggregate amount of the sum of all payments of principal, interest and fees made or required to be made by Tetra4 under the IDC Loan Agreement for the immediately succeeding six-month period, to be used as a payment buffer for Tetra4’s repayment obligations under and in terms of the IDC Loan Agreement. The IDC Loan Agreement contains negative covenants, which include that Tetra4 shall not make any shareholder dividend distribution, repay any shareholders’ loans and/or pay any interest on shareholders’ loans or make any payments whatsoever to its shareholders without the IDC’s prior written consent if (i) Tetra4 is in breach of any term of the IDC Loan Agreement; or (ii) the making of such payment would result in a breach of any one or more of the financial ratios described above. We believe that we will be able to comply with all covenants throughout the tenure of the loan. The loan accrues interest at the prime lending rate plus 3.5% and is secured by a pledge of Tetra4’s physical assets and the DSRA. As of December 31, 2025 the outstanding principal amount of the IDC Debt Funding totaled $8.9 million (R148.2 million). All capitalized terms used in this paragraph but not defined herein have the meaning ascribed to them in the IDC Loan Agreement.

SBSA Loan

Renergen obtained a $9.3 million (R155.0 million) secured loan from Standard Bank South Africa (“SBSA”) on August 30, 2024 (“SBSA Loan”). The first draw down of $6.2 million (R103.3 million) occurred on August 31, 2024 and the second draw down of $3.1 million (R51.7 million) occurred on October 17, 2024. Proceeds were used to fund the working capital and expansion of the Virginia Gas Project. Part of the proceeds of the SBSA Loan were also used to pay transaction costs attributable to the loan arrangement. The SBSA Loan accrues interest at a rate linked to 3-month Johannesburg Interbank Average Rate plus a variable margin, and interest is compounded and capitalized to the principal amount. The SBSA Loan was repayable on the earlier of the receipt of proceeds from the Renergen proposed Nasdaq IPO or August 31, 2025. SBSA and Renergen are in discussions to renegotiate the loan terms, which include revisions to both the interest rate and the maturity date.

The SBSA Loan is secured by a third ranking pledge of Tetra4’s assets and shares held by Renergen in Tetra4. In addition, NTIGT Investments Proprietary Limited ("NTIGT"), an associate of Mr. Nicholas Mitchell, and Mr. Stefano Marani, have entered into cession and pledge agreements ("Pledges") with SBSA, under the terms of which NTIGT have pledged and ceded as security, but remain in possession unless called, collectively 1,546,268 shares of our common stock, to and in favor of SBSA. The SBSA Loan outstanding on December 31, 2025 amounted to $12.2 million (R202.5 million).

Molopo Loan

Tetra4 entered into a $3.0 million (R50.0 million) loan agreement (the “Molopo Loan”) with Molopo Energy Limited (“Molopo”) on April 11, 2014. The loan term was for an initial period of ten financial years and six months, beginning on July 1, 2014. During this period, the loan was unsecured and interest free. As the loan was not repaid on 31 August 2024, it now accrues interest at the prime lending rate plus 2%. The loan can only be repaid when Tetra4 declares a dividend and utilizing a maximum of 36% of the distributable profits in order to pay the dividend. The declaration of the dividends is in the control of Tetra4. It is not expected that the loan will be repaid in the next 12 months given the unavailability of distributable profits based on Tetra4's most recent forecasts. As such, the loan is classified as long term. The amount of the Molopo Loan outstanding on December 31, 2025 amounted to $3.5 million (R58.8 million).

On November 14, 2024, Molopo initiated legal proceedings against Tetra4 in the High Court of South Africa, Gauteng Local Division, Johannesburg, by issuing summons alleging a breach of contract when Renergen sold a 5.5% stake in Tetra4 to Mahlako Gas Energy Proprietary Limited ("MGE"). The claim pertains to a written loan agreement concluded between Molopo, as the lender, and Tetra4, as the borrower, on or about April 11, 2014. As a consequence, Molopo has purported to cancel the loan agreement, which cancellation is disputed by Tetra4 on the basis that the investment by MGE did not trigger a payment by Tetra4 to its parent in the sale. According to the Lead Times Bulletin for the High Court in Gauteng, the soonest hearing date is estimated to take place in December 2030, hence the loan continues to be classified as non-current, and interest continues to be accounted for at the prime lending rate plus 2% as per the Molopo Loan agreement.

Unsecured Convertible Debentures with AIRSOL

Renergen entered into a $7.0 million unsecured convertible debenture subscription agreement ("Subscription Agreement") with AIRSOL, an Italian wholly-owned subsidiary of SOL, on August 30, 2023. The Subscription Agreement provided for two tranches of funding: $3.0 million (“Tranche 1”), received on August 30, 2023, and $4.0 million (“Tranche 2”), received on March 18, 2024. The debentures include a contractual maturity date, initially set at February 28, 2025 and amended by agreement to August 31, 2025, subject to the terms of the Subscription Agreement (as amended) and the related Helium Sale and Purchase Agreement. The debentures accrue interest at 13% per annum, calculated and compounded semi-annually, with interest payable on February 28 and August 31 each year. The contractual maturity date has passed and the liability remains outstanding as a result of a dispute between the parties in respect of repayment. The carrying amount of the debentures outstanding at December 31, 2025 was $7.0 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amount of revenues, expenses, assets, liabilities and the disclosure of contingent liabilities. Actual results may differ from these estimates. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. Refer to Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our consolidated financial statements included in Part II, Item 8 for a summary of significant accounting policies

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily through our holdings of cash, cash equivalents and outstanding debt obligations. Changes in interest rates may affect the interest income earned on our investment portfolio as well as the interest expense associated with our variable‑rate borrowings.

Our cash and cash equivalents are held in the United States and in various foreign jurisdictions. Our short-term investments are held in the U.S. These balances are invested primarily in high‑quality, highly liquid instruments, including money market funds, commercial paper, U.S. Treasury securities, and investment‑grade corporate securities. Because these instruments generally have short maturities, the fair value of our portfolio is relatively insensitive to changes in interest rates. However, declines in market interest rates would reduce the interest income we earn on new investments or reinvestments of maturing securities. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

We have debt obligations in both the United States and certain foreign countries. Our debt consists of a combination of fixed‑rate and variable‑rate instruments. Additionally, interest rate risk arises from Renergen’s IDC borrowings, which incur interest at a variable rate, though Renergen’s DFC borrowings incur interest at a fixed rate. Interest rate changes affect the fair value of our fixed‑rate debt but do not impact the associated cash interest payments. For our variable‑rate debt, changes in market interest rates directly affect the interest expense we incur. Fluctuations in market interest rates may negatively affect our financial condition and results of operations. We are exposed to floating interest rate on floating rate bank borrowings and bank overdrafts. We have not used any derivative financial instruments to manage the interest rate exposure. We believe a hypothetical 100 basis point increase or decrease in interest rates during the period presented would not have had a material impact on our financial results.

Foreign Currency Exchange Rate Risk

Our expenses are generally denominated in U.S. dollars but our operations are currently primarily located outside the United States and we have entered into a number of contracts with vendors that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. For example, sales of Renergen’s LNG are priced in South African rand. Appreciation of the rand against the U.S. dollar would result in our revenues, operating margins and dollar debt to decrease. Conversely, should the rand depreciate against the U.S. dollar, revenues, operating margins, and dollar debt would increase. Additionally, international commodity prices are quoted in U.S. dollars, which exposes our revenue cash flows to foreign exchange variances. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates during the period presented would not have had a material impact on our financial results.

Commodity Price Risk

Commodity price risk arises from the effect on current and future earnings due to fluctuations in commodity prices, in particular the price of LNG and helium. Most of these prices are determined in U.S. dollars and are internationally determined in the open market. We regularly measure exposure to commodity price risk by stress-testing our forecasted financial position to changes in LNG and helium prices. We do not actively hedge future commodity prices against price fluctuations; however, with the commencement of operations at the Virginia Gas Project, the Company may consider options available to hedge commodity price risk exposure associated with LNG and helium reserves. At December 31, 2025, our exposure to commodity price risk was not material.

Liquidity Risk

We are also exposed to liquidity risk, which is the risk that we will be unable to provide sufficient capital resources and liquidity to meet our commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and related parties to obtain short-term funding to cover any liquidity shortage.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for the period presented herein. However, we are undertaking a significant capital project, the completion of Phase 1 and the development and initiation of Phase 2 of the Virginia Gas Project, and as a result of inflation, the cost of materials and price of labor incurred with the development and expansion of Phase 1 will likely not be comparable to the cost of materials and price of labor as we develop Phase 2.

Credit Risk

Credit risk represents the risk that we will suffer a financial loss due to the other party of a financial instrument not discharging its obligation. We are potentially subject to concentrations of credit risk in our accounts receivable. Four customers represent approximately 28% ($5.0 million), 23% ($4.1 million), 18% ($3.2 million) and 13% ($2.3 million), respectively, of consolidated accounts receivable as of December 31, 2025. Although we are directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2025. Generally, we do not require collateral or other securities to support its accounts receivable.

Major Customers

Revenues from two customers in our construction services segment represent approximately 32.2% ($7.7 million) and 13.7% ($3.3 million), respectively, of our consolidated revenues for the year ended December 31, 2025. There was one customer in our specialist isotopes and related services segment that represented 14% ($0.6 million) of our consolidated revenues for the year ended December 31, 2024. We expect to maintain these relationships with our customers.

Item 8. Financial Statements and Supplementary Data

ASP Isotopes Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ASP Isotopes Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASP Isotopes Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

April 9, 2026

ASP Isotopes Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		December 31,
		2025	2024
Assets
Current assets:
Cash and cash equivalents		$285,563	$61,890
Short-term investments	`	47,745	—
Accounts receivable		17,882	707
Inventories		1,098	66
Receivable from noncontrolling interests		—	28
Note receivable		32,005	—
Deferred offering costs		1,782	—
Prepaid expenses and other current assets		13,844	3,053
Total current assets		399,919	65,744
Property and equipment, net		33,452	22,354
Operating lease right-of-use assets, net		1,512	1,122
Deferred tax assets		—	32
Intangible assets		1,478	—
Goodwill		8,570	3,168
Lease receivable - noncurrent		426	—
Equity method investments		1,327	—
Other investments		45,979	—
Other noncurrent assets		5,357	1,928
Total assets		$498,020	$94,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		$5,755	$1,021
Accrued expenses		6,224	2,276
Debt - current		12,885	939
Finance lease liabilities – current		167	126
Operating lease liabilities – current		584	558
Deferred revenue		882	882
Due to related parties		4,162	—
Other current liabilities		2,037	1,257
Total current liabilities		32,696	7,059
Deferred tax liabilities		102	—
Convertible notes payable, at fair value		199,323	33,433
Debt - noncurrent		1,471	1,441
Finance lease liabilities – noncurrent		471	560
Operating lease liabilities – noncurrent		1,059	688
Total liabilities		235,122	43,181
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024		—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 111,677,771 and 72,068,059 shares issued and outstanding as of December 31, 2025 and 2024, respectively		1,117	721
Additional paid-in capital		431,757	105,515
Accumulated deficit		(231,265)	(56,173)
Accumulated other comprehensive income (loss)		2,542	(2,164)
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders		204,151	47,899
Noncontrolling interests in consolidated subsidiaries		58,747	3,268
Total stockholders’ equity		262,898	51,167
Total liabilities and stockholders’ equity		$498,020	$94,348

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product revenue	$5,674	$3,944
Construction services revenue	18,175	—
Collaboration revenue	—	200
Total revenue	23,849	4,144
Cost of revenue	20,444	2,545
Gross profit	3,405	1,599
Operating expenses:
Acquired in-process research and development	2,717	—
Research and development	12,358	3,139
Selling, general and administrative	48,238	24,814
Total operating expenses	63,313	27,953
Loss from operations	(59,908)	(26,354)
Other income (expense):
Foreign exchange transaction (loss) gain	(134)	70
Change in fair value of share liability	(121)	(132)
Change in fair value of convertible notes payable	(123,719)	(6,875)
Change in fair value of investments	17,932	—
Interest income	6,790	1,238
Interest expense	(575)	(259)
Other income	174	—
Total other expense	(99,653)	(5,958)
Loss before income tax expense	(159,561)	(32,312)
Income tax expense	(282)	(111)
Net loss before allocation to noncontrolling interests	(159,843)	(32,423)
Less: Net income (loss) attributable to noncontrolling interests	15,249	(89)
Net loss attributable to ASP Isotopes Inc. shareholders before deemed dividend on inducement warrant for common stock	$(175,092)	$(32,334)
Deemed dividend on inducement warrant for common stock	—	(2,780)
Net loss attributable to ASP Isotopes Inc. shareholders	$(175,092)	$(35,114)
Net loss per share attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(2.11)	$(0.63)
Weighted average shares of common stock outstanding, basic and diluted	83,013,594	55,671,805

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(159,843)	$(32,423)
Foreign currency translation	4,706	(1,243)
Total comprehensive loss before allocation to noncontrolling interests	(155,137)	(33,666)
Less: Comprehensive income (loss) attributable to noncontrolling interests	15,659	(119)
Comprehensive loss attributable to ASP Isotopes Inc.	$(170,796)	$(33,547)

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2023	48,923,276	$489	$40,567	$(921)	$(23,839)	$2,535	$18,831
Issuance of common stock, net of issuance costs of $3,648	16,554,250	$166	49,277	—	—	—	49,443
Issuance of common stock from warrant exercise	3,316,298	$33	5,805	—	—	—	5,838
Issuance of restricted common stock	2,523,554	$25	(25)				—
Issuance of common stock to consultants	60,000	$1	183	—	—	—	184
Issuance of common stock to board members	670,681	$7	(7)	—	—	—	—
Retired unvested restricted shares	(325,000)	$(3)	3	—	—	—	—
Settlement of liabilities with consultant	345,000	$3	1,152	—	—	—	1,155
Board fee liabilities settled with shares	—	$—	240	—	—	—	240
Commission fee liability settled with cash and common stock warrant	—	—	(1,007)	—	—	—	(1,007)
Settlement of commission fee liability payable in common stock warrant	—	—	766	—	—	—	766
Stock-based compensation expense	—	—	8,561	—	—	—	8,561
Contribution from noncontrolling interest in VIE	—	—	—	—	—	920	920
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(98)	(98)
Foreign currency translation	—	—	—	(1,243)	—	—	(1,243)
Net loss	—	—	—	—	(32,334)	(89)	(32,423)
Balance as of December 31, 2024	72,068,059	721	105,515	(2,164)	(56,173)	3,268	51,167
Issuance of common stock, net of issuance costs of $17,965	32,186,177	322	302,017	—	—	—	302,339
Issuance of common stock from warrant exercise	1,294,778	13	4,902	—	—	—	4,915
Issuance of common stock from cashless exercise of warrants	123,497	1	(1)	—	—	—	—
Issuance of common stock from cashless exercise of options	1,337,245	14	(14)	—	—	—	—
Issuance of common stock from cash exercise of options	3,000	—	6	—	—	—	6
Issuance of restricted common stock	4,275,967	43	(43)				—
Issuance of common stock to acquire One 30 Seven	266,113	2	2,558	—	—	—	2,560
Settlement of liabilities with consultant	122,935	1	793	—	—	—	794
Stock-based compensation expense	—	—	16,024	—	—	—	16,024
Fair value of noncontrolling interest at acquisition of Skyline	—	—	—	—	—	19,762	19,762
Contribution from noncontrolling interest	—	—	—	—	—	20,799	20,799
Distribution to noncontrolling interest of VIE	—	—	—	—	—	(402)	(402)
Foreign currency translation	—	—	—	4,706	—	71	4,777
Net income (loss)	—	—	—	—	(175,092)	15,249	(159,843)
Balance as of December 31, 2025	111,677,771	$1,117	$431,757	$2,542	$(231,265)	$58,747	$262,898

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from Operating activities
Net loss	$(159,843)	$(32,423)
Adjustments to reconcile net loss to cash used in operating activities:
Foreign exchange transaction loss from intercompany	—	42
Non cash in-process research and development	2,560	—
Depreciation and amortization	1,912	471
Allowance for credit losses	58	—
Loss on disposal of property and equipment	—	2
Non cash interest income on note receivable	(2,005)	—
Stock-based compensation	16,024	8,561
Convertible note payable for non-cash issuance costs	—	622
Shares issued for non-cash consultant expense	673	1,314
Change in fair value of share liability	121	132
Change in fair value of convertible notes payable	123,719	6,875
Change in fair value of investments	(17,932)	—
Change in right-of-use lease assets	676	473
Non-cash lease income	(69)	—
Change in deferred taxes	(45)	(143)
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	(482)	(506)
Receivable from noncontrolling interest	28	—
Inventories	(315)	(68)
Prepaid expenses and other current assets	(2,829)	(1,357)
Other noncurrent assets	1,220	(9)
Accounts payable	782	(877)
Accrued expenses	570	910
Operating lease liability	(695)	(427)
Other current liabilities	(1,908)	(288)
Net cash used in operating activities	(37,780)	(16,696)
Cash flows from investing activities
Purchases of property and equipment	(9,654)	(9,675)
Purchases of short-term investments	(47,745)	—
Cash advance paid for property and equipment	—	(1,697)
Purchase of equity investments	(27,995)	—
Principal collections from lease receivable	26	—
Cash advance in exchanges for note receivable	(30,000)	—
Cash received for acquisition of businesses, net of cash paid	4,574	—
Net cash used in investing activities	(110,794)	(11,372)
Cash flows from financing activities
Proceeds from issuance of common stock	320,304	53,091
Payment of common stock issuance costs	(17,965)	(3,648)
Payment of deferred issuance costs	(169)	—
Proceeds from exercise of warrants	4,915	5,838
Proceeds from exercise of options	6	—
Due to related parties	2,571	—
Contributions from noncontrolling interest	20,799	—
Proceeds from noncontrolling interest in VIE	—	920
Proceeds from collection of receivable from noncontrolling interest in VIE	—	707
Distribution to noncontrolling interest in VIE	(402)	(98)
Proceeds from issuance of convertible notes payable	42,171	25,936
Proceeds from issuance of debt	15,506	501
Payments of principal portion of debt	(15,758)	(612)
Payment of principal portion of finance leases	(378)	(101)
Net cash provided by financing activities	371,600	82,534
Net change in cash and cash equivalents	223,026	54,466
Effect of exchange rate changes on cash and cash equivalents	647	(484)
Cash and cash equivalents– beginning of year	61,890	7,908
Cash and cash equivalents– end of year	$285,563	$61,890

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Consolidated Statements of Cash Flows

(in thousands)

Supplemental cash flow information:
Cash paid for taxes	$79	$—
Supplemental disclosures of non-cash investing and financing activities:
Derecognition of asset as a result of sales-type lease	$370	$—
Lease receivable	$393	$—
Purchase of property and equipment included in accounts payable	$194	$795
Right-of-use assets obtained in exchange for operating lease liability	$851	$364
Right-of-use assets obtained in exchange for financing lease liability	$312	$539
Seller financed portion of investment in East Coast Nuclear Pharmacy	$500	$—
Unpaid financing fees	$1,613	$—
Deemed dividend on inducement warrant	$—	$2,780
Purchase of property and equipment with bank loans	$—	$2,021
Board fees settled with common stock	$—	$240
Commission fee settled with common stock warrant	$—	$766

The accompanying notes are an integral part of these consolidated financial statements.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its headquarters in Dallas, Texas. ASP Isotopes Inc., its subsidiaries and ASP Rentals are collectively referred to as “the Company” throughout these consolidated financial statements.

The Company is an advanced materials company dedicated to the development of a differentiated isotope enrichment platform to strengthen global supply chain access to critical materials used in nuclear medicine, next-generation semiconductors, and nuclear energy. Our proprietary enrichment technologies, the Aerodynamic Separation Process (“ASP technology”) and Quantum Enrichment technology (“QE technology”), are designed to enable the production of isotopes for a range of industrial and advanced technology applications. Our initial focus is on the production and commercialization of enriched Carbon-14 (“C-14”), Silicon-28 (“Si-28”) and Ytterbium-176 (“Yb-176”).

The Company commenced commercial production of enriched isotopes at both of its ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. The Company's first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. The Company is targeting initial commercial shipments of enriched C-14 in mid-2026. The Company is targeting initial commercial shipments of enriched Si-28 during the second quarter of 2026. The Company has also completed the commissioning phase and is producing commercial samples of highly enriched Yb-176 at its third enrichment facility, a QE technology facility, which is the Company's first laser-based enrichment plant. The Company is targeting initial commercial shipments of Yb-176 in mid-2026 or the third quarter of 2026.

In addition, the Company has started planning additional isotope enrichment plants both in South Africa and in other jurisdictions, including Iceland and the United States. The Company believes the C-14 it may produce using the ASP technology could be used in the development of new pharmaceuticals and agrochemicals. The Company believes the Si-28 we may produce using the ASP technology may be used to create advanced semiconductors and in quantum computing. The Company believes the Yb-176 it may produce using the QE technology may be used to create radiotherapeutics that treat various forms of oncology. The Company is considering the future development of the ASP technology for the separation of Zinc-68 and Xenon-129/136 for potential use in the healthcare end market, Germanium 70/72/74 for potential use in the semiconductor end market, and Chlorine -37 for potential use in the nuclear energy end market. The Company is also considering the future development of QE technology for the separation of Nickel-64, Gadolinium-160, Ytterbium-171, Lithium-6 and Lithium-7.

Quantum Leap Energy LLC (“QLE”), the Company's subsidiary, is currently pursuing an initiative to apply its enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. The Company believes that the U-235 QLE it may produce has the potential to be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of the Company's uranium enrichment initiative, in October 2024, the Company entered into a term sheet with TerraPower, LLC (“TerraPower”) which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027. In addition, in November 2024, the Company entered into a memorandum of understanding with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. As part of the collaboration contemplated by the MOU with Necsa, QLE’s South African subsidiary has entered into a Pre-Implementation Services Contract Agreement (“Services Contract”) with Necsa, pursuant to which Necsa has agreed to provide to QLE’s South African subsidiary certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. See the section captioned “TerraPower” below for disclosures regarding certain definitive agreements entered into between TerraPower and us and/or the Company's subsidiaries, including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer.

QLE acquired a controlling interest in Skyline in August 2025. Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiaries, Kin Chiu Engineering Limited and Kin Chiu Development Company Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

The Company acquired Renergen in January 2026. Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and liquified natural gas (“LNG”), both of which are produced from the natural gas

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

reserve base that underpins Renergen’s natural gas development project (the “Virginia Gas Project”). The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s natural gas processing plant in the Free State Province of South Africa. Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds an onshore petroleum production right and is the entity developing the Virginia Gas Project.

Liquidity

The Company has experienced net losses and negative cash flows from operating activities since its inception. The Company incurred net losses of $159.8 million and $32.4 million for the years ended December 31, 2025 and 2024, respectively. On June 3, 2025, the Company sold 7,518,797 shares of its common stock in a registered direct offering at the offering price of $6.65 per share, for net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. On July 25, 2025, the Company raised an additional $56.3 million in net proceeds from issuing 7,500,000 shares of its common stock at a price of $8.00 per share. On October 16, 2025, the Company issued 17,167,380 shares of its common stock in a registered offering at the offering price of $12.25 per share, for net proceeds of approximately $199.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company currently expects that its cash and cash equivalents of $285.6 million and short-term investments of $47.7 million as of December 31, 2025 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, fair value of convertible notes, equity and other investments, loss contingencies and the accounting for acquisitions, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes, the 78% voting interest of Skyline, the 51% owned PET Labs and the 42% owned VIE ASP Rentals. All intercompany balances and transactions have been eliminated in consolidation.

Currency and Currency Translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa and Quantum Leap Energy South Africa is the South African Rand. The functional currency of the 80% owned Enlightened Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals is the South African Rand. The functional currency of the 78% owned Skyline is the Hong Kong Dollar. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations and comprehensive loss. Assets and liabilities of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2025 and 2024.

The Company's foreign subsidiaries held cash of approximately $9.6 million and $1.5 million as of December 31, 2025 and 2024, respectively, which is included in cash and cash equivalents on the consolidated balance sheets. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to indefinitely reinvest our foreign cash outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheet as December 31, 2025 and 2024 (in thousands).

	As of December 31, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$—	0%	$200	28%
Customer B	$—	0%	$145	20%
Customer C	$2,327	13%	$—	—
Customer D	$4,082	23%	$—	—
Customer E	$5,044	28%	$—	—
Customer F	$3,234	18%	$—	—

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2025. Generally, we do not require collateral or other securities to support its accounts receivable.

There were two customers in the construction services segment representing $7.7 million and $3.3 million, or 32.2% and 13.7%, respectively, of the Company's consolidated revenues for the year ended December 31, 2025. Revenues from one customer of the Company’s specialist isotopes and related services segment represent approximately 14% or $592,000 the Company’s consolidated revenues. for the year ended December 31, 2024.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had $267.4 million in cash equivalents as of December 31, 2025. The Company had no cash equivalents as of December 31, 2024.

Short-term Investments

The Company maintains its short-term investments in U.S. treasury and U.S. government-sponsored agency securities and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s share liability (Note 16) is measured at Level 1 fair value on a recurring basis. The Company’s convertible notes payable (Note 9) is measured as a Level 3 fair value on a recurring basis

Equity Investments

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

The Company also holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative in accordance with ASC 321, Investments - Equity Securities ("ASC 321"), which allows the Company to record the investments at cost, less impairments, plus or minus observable price changes in orderly transactions for the identical or similar investment. The Company's investments recorded at cost include IsoBio and Skyline’s investment in Reemag LLC ("Reemag") and a company in the critical minerals space.

If the Company determines that an impairment is other-than-temporary, it recognizes a loss equal to the difference between the investment’s carrying amount and its fair value. Equity method investments and investments at cost are included in “Equity investments” and "Other investments," respectively, on the consolidated balance sheet.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Bad debts are written off against the allowance when identified. There was $0.1 million and no allowance for expected credit losses as of December 31, 2025 and 2024, respectively.

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

The components of inventories as of December 31, 2025 and 2024 were as follows (in thousands):

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2025	December 31, 2024
Raw material	$484	$66
Work in process	614	—
Finished goods	—	—
Total inventories	$1,098	$66

No significant write-downs to net realizable value or reversals of write-downs occurred in the years ended December 31, 2025 and 2024.

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

Construction in progress (Note 6) is carried at cost and consists of specifically identifiable direct and indirect development and construction costs. While under construction, costs of the property are included in construction in progress until the property is placed in service, at which time costs are transferred to the appropriate property and equipment account, including, but not limited to, leasehold improvements or other such accounts.

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

Identifiable intangible assets with definite lives are amortized over their estimated useful lives, ranging from 2 to 5 years. The Company's intangible assets include trademarks and customer-related intangible assets related to the Skyline and ECNP acquisitions. The Company uses the straight-line method of amortization for identifiable intangible assets with definite lives.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the years ended December 31, 2025 and 2024.

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

In August 2025, the Company acquired Skyline (Note 14). Skyline previously entered into a discounting and factoring agreement to sell its customers’ accounts receivable on a recourse basis to a third-party financial institution. The aggregate amount available under the agreement is $3.0 million as of December 31, 2025. This transaction is accounted for as a secured borrowing and the accounts receivable remain on the Company’s consolidated balance sheets. Since the Skyline acquisition date through December 31, 2025, there were no accounts receivable designated as sold and derecognized.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

In August 2025, the Company acquired Skyline (Note 14). Skyline performs public civil engineering works, including road and drainage works, under master construction agreements and other contracts with customer-specified requirements. These construction services are provided solely for the benefit of the Company’s customers, as the assets being created or maintained are controlled by them, and the services Skyline provide have no alternative use.

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

Skyline has enforceable rights to consideration from customers for the provision of roads and drainage services. Contract assets arise when Skyline has performed work under these contracts but has not yet received certification from independent surveyors appointed by customers. These assets represent Skyline ’s right to consideration for work completed but not yet billable. Skyline classifies these assets within “Prepaid expenses and other current assets” and ‘Other noncurrent assets’ on Skyline ’s consolidated balance sheets. Contract assets are converted to accounts receivable on an ongoing basis upon certification surveyors. Retention receivables, included in contract assets, represent the amounts withheld from billings pursuant to provisions in the contracts and may not be paid until the completion of specific tasks or the completion of the project. Retention receivables may also be subject to restrictive conditions such as performance guarantees.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a construction contract, a contract liability is recorded. The Company classifies these liabilities within “Other current liabilities” on the Company’s consolidated balance sheets. Contract liabilities are recognized as revenue after control of the goods and services are transferred to the customer and all revenue recognition criteria have been met.

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Acquired in-process research and development

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, including transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development ("IPR&D") with no alternative future use is charged to expense at the acquisition date.

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

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

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

The Company has identified the United States, South Africa, Hong Kong and Guernsey as its major tax jurisdictions. Refer to Note 19 for further details.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-05 provides a practical expedient that allows entities to assume that conditions existing at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and contract assets arising from revenue transactions under ASC 606. Additionally, entities other than public business entities that elect the practical expedient may also make an accounting policy election to consider subsequent collection activity occurring after the balance sheet date when estimating expected credit losses. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial results.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively on January 1, 2025, which expanded the Company's disclosures beginning with its annual consolidated financial statements for the year ended December 31, 2025, but did not have an impact on the consolidated financial results.

3. Short-term Investments

The Company had no held-to-maturity investments as of December 31, 2024. A summary of the Company’s held-to-maturity investments as of December 31, 2025 consisted of the following (in thousands):

	Year Ended December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities - mature April 2026	$47,745	$32	$—	$47,777
Total	$47,745	$32	$—	$47,777

There is no allowance for credit losses in short-term investments at December 31, 2025.

4. Fair Value Measurements

The Company classified its U.S. Treasury securities (Note 3) within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs. The Company’s convertible notes payable (Note 9) is measured as a Level 3 fair value on a recurring basis and was $199.3 million and $33.4 million as of December 31, 2025 and 2024, respectively.

The Company holds an equity investment in IsoBio. The Company previously measured the investment at cost because no observable price changes were identified. In October 2025, IsoBio completed a preferred stock financing with unrelated third‑party

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

investors. The transaction represented an observable price change for an identical or other similar equity security held by the Company. Accordingly, the Company remeasured the investment to fair value and recorded an unrealized gain of $0.6 million within Other income (expense). The resulting carrying value of the IsoBio investment is $5.6 million as of December 31, 2025. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in a limited liability company engaged in the critical minerals space. The Company initially measured the investment at cost in October 2025. In December 2025, this company completed a financing with unrelated third‑party investors. The transaction represented an observable price change for an identical or other similar equity security held by the Company. Accordingly, the Company remeasured the investment to fair value and recorded an unrealized gain of $17.3 million within Other income (expense). The resulting carrying value of this investment is $37.3 million as of December 31, 2025. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

There were no transfers among Level 1, Level 2 or Level 3 categories in the year ended December 31, 2025. The carrying amounts of accounts payable, accrued expenses and debt are considered to be representative of their respective fair values because of the short-term nature of those instruments.

A summary of the assets and liabilities that are measured at fair value as of December 31, 2025 is as follows (in thousands):

	Year Ended December 31, 2025
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$47,745	$—	$47,745	$—
Other investments (ASC 321)	45,979	—	—	45,979
Total	$93,724	$—	$47,745	$45,979
Liabilities:
Convertible notes payable	199,323	—	—	199,323
Total	$199,323	$—	$—	$199,323

The Company had no U.S. Treasury securities as of December 31, 2024.

The following table provides a reconciliation of the Company’s assets and liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Other Investments	Convertible Notes Payable
Balance as of December 31, 2023	$—	$—
Fair value at issuance	—	26,558
Fair value adjustment	—	6,875
Balance as of December 31, 2024	—	33,433
Fair value at issuance	28,047	42,171
Fair value adjustment	17,932	123,719
Balance as of December 31, 2025	$45,979	$199,323

5. Revenue and Segment Information

In connection with our acquisition of 51% ownership of PET Labs in October 2023, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa. In August 2025, the Company acquired a 79% voting interest of Skyline, a Hong Kong-based company that generates revenue primarily through the provision of civil engineering services, including road and drainage construction for public infrastructure projects.

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
Segment	2025	2024
South Africa	$4,822	$4,144
Hong Kong	18,175	—
United States	852	—
Total Revenue	$23,849	$4,144

The following tables present changes in the Company’s accounts receivable for the years ended December 31, 2025 and 2024 (in thousands):

	Balance as of December 31, 2024	Additions	Deductions	Balance as of December 31, 2025
Accounts receivable	$707	$42,133	$(24,958)	$17,882

	Balance as of December 31, 2023	Additions	Deductions	Balance as of December 31, 2024
Accounts receivable	$217	$4,144	$(3,654)	$707

Prior to the acquisition of Skyline, the Company did not recognize any contract assets or contract liabilities. Upon completion of the acquisition, the Company assumed a contract asset balance of $1.7 million and a contract liability balance of $2.0 million (Note 14).

As of December 31, 2025, contract assets, which are included in prepaid expenses and other current assets and other noncurrent assets on the consolidated balance sheets, consisted of the following (in thousands):

Contract Assets
Retention receivables of construction contracts at acquisition date of Skyline	$1,900
Add: Unbilled revenue of construction contracts	486
Less: Allowance for expected credit losses	(58)
Total	2,328
Less: Contract assets, noncurrent	(1,268)
Contract assets, current	$1,060

As of December 31, 2025, contract liabilities, which are included in other current liabilities on the consolidated balance sheets, consisted of the following (in thousands):

Contract Liabilities
Balance as of acquisition date of Skyline	$1,967
Decrease as a result of recognizing revenue during the period	(2,340)
Increase as a result of billings in advance of performance obligations under contracts	969
Foreign exchange impact	276
Balance as of December 31, 2025	$872

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

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

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Molybdenum-100 (“Mo-100"), Si-28 and Yb-176) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes PET Labs and ECNP.

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

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The segment revenue and segment net loss is regularly reviewed by the CODM in deciding how to allocate resources. Prior to the acquisition of Skyline, the Company managed assets on a total company basis, not by operating segment, as the assets were shared or commingled. After the acquisition of Skyline, the CODM regularly reviews any asset information by operating segment and, accordingly, asset information is reported on a segment basis.

The following table shows total assets by segment and a reconciliation to the consolidated financial statements as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Segment assets:
Specialist isotopes and related services	$323,690	$71,771
Nuclear fuels	94,252	22,577
Construction services	80,078	—
Total assets	$498,020	$94,348

Select information from the consolidated statements of operations and comprehensive loss as of the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Year Ended December 31,		Year Ended December 31,
Segment	2025	2024	2025	2024
Specialist isotopes and related services	$5,674	$3,944	$(33,259)	$(21,542)
Nuclear fuels	—	200	(144,125)	(10,881)
Construction services	18,175	—	17,541	—
	$23,849	$4,144	$(159,843)	$(32,423)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Year Ended December 31, 2025
	Specialist isotopes and related services	Nuclear fuels	Construction services	Total
Sales from external customers	$5,674	$—	$18,175	$23,849
Less: cost of sales	(4,047)	—	(16,397)	(20,444)
Segment gross profit	1,627	—	1,778	3,405
Personnel expenses	20,515	9,058	196	29,769
Professional fees	8,680	6,372	586	15,638
Other segment expenses	12,754	4,506	646	17,906
Segment operating loss	(40,322)	(19,936)	350	(59,908)
Foreign exchange transaction loss	(131)	(3)	—	(134)
Change in fair value of share liability	(121)	—	—	(121)
Change in fair value of convertible notes payable	1,500	(125,219)	—	(123,719)
Change in fair value of investments	580	—	17,352	17,932
Interest income (expense), net	5,430	1,033	(248)	6,215
Other income	6	—	168	174
Income (loss) before income tax expense	$(33,058)	$(144,125)	$17,622	$(159,561)

	Year Ended December 31, 2024
	Specialist isotopes and related services	Nuclear fuels	Corporate	Total
Sales from external customers	$3,944	$—	$—	$3,944
Collaboration revenue	—	200	—	200
Less: cost of sales	(2,545)	—	—	(2,545)
Segment gross profit	1,399	200	—	1,599
Personnel expenses	12,393	1,197	—	13,590
Professional fees	6,108	1,632	—	7,740
Other segment expenses	4,795	1,828	—	6,623
Segment operating loss	(21,897)	(4,457)	—	(26,354)
Foreign exchange transaction gain	—	—	70	70
Change in fair value of share liability	—	—	(132)	(132)
Change in fair value of convertible notes payable	—	(6,875)	—	(6,875)
Interest income (expense), net	528	451	—	979
Loss before income tax expense	$(21,369)	$(10,881)	$(62)	$(32,312)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

6. Property and Equipment

Property and equipment as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Useful Lives (Years)	December 31,
		2025	2024
Construction in progress	—	$4,950	$13,970
Tools, machinery and equipment	3 - 10	7,916	5,899
Plant	10	21,291	2,269
Computer equipment	3 - 4	332	145
Vehicles	5	909	292
Software	5	613	2
Office furniture	7 - 10	303	147
Leasehold improvements	Lesser of estimated useful life or the remaining lease term	137	116
Property and equipment, at cost		36,451	22,840
Less accumulated depreciation		(2,999)	(486)
Property and equipment, net		$33,452	$22,354

The Company has three plants in Pretoria, South Africa: a C-14 plant, a multi-isotope plant and a laser isotope separation plant using QE technology. The multi-isotope plant and the laser isotope separation plant were completed in March 2025 and depreciation began in April 2025. The C-14 plant was completed in June 2024 and depreciation began in July 2024. As of December 31, 2024, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete. Depreciation expense was $1.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. Depreciation expense included as part of inventory costs was $0.6 million for the year ended December 31, 2025.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Advances to subcontractors and suppliers	$7,396	$—
Advertising	203	—
Contract assets	1,060	—
Value-added tax refund receivable	763	1,575
Insurance	1,982	—
Deposits	1,305	—
Other	1,135	1,478
Total prepaid expenses and other current assets	$13,844	$3,053

8. Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued professional	$1,306	$672
Accrued salaries and other employee costs	3,579	1,584
Accrued other	1,339	20
Total accrued expenses	$6,224	$2,276

9. Debt

Debt consisted of the following as of December 31, 2025 and 2024 (in thousands):

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

	December 31,
	2025	2024
Promissory note	$106	$409
Motor vehicle and equipment loans	1,949	1,971
Revolving credit facility	7,756	—
Secured term loans	691	—
Receivables financing facility (secured borrowing)	2,955	—
Other borrowings	899	—
Total debt	14,356	2,380
less current portion of debt	(12,885)	(939)
Long term portion of debt	$1,471	$1,441

There is no material covenant stated for all debt outstanding. Credit facility and term loans contain a repayment on demand clause. Management believes the carrying values of debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

Promissory Note Payable

During 2021, the Company executed a promissory note payable with an aggregate principal balance of $33,500 (25,000 GBP). The note was due after a period of two months, followed by mutually agreed upon monthly extensions, and does not bear interest. This note was paid in full on April 2, 2025. As of December 31, 2025 and 2024, this promissory note payable balance was $0 and $31,380, respectively.

In November 2024, the Company executed a promissory note payable with a finance company to fund its directors and officers’ insurance policy for $0.5 million. This note bears interest at an annual rate of 8.45% with seven monthly payments beginning in December 2024. The note was repaid in full in June 2025. In November 2023, the Company executed a promissory note payable with a finance company to fund its directors and officers' insurance policy for $0.5 million. This note bore interest at an annual rate of 8.74% with six monthly payments beginning in December 2023. The note was repaid in full in May 2024. For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $9,378 and $17,872, respectively. As of December 31, 2025 and 2024, the promissory note payable balance was $0 and $0.4 million, respectively.

In August 2025, the Company executed a promissory note payable with a finance company to fund a general liability insurance policy for $0.2 million. This note bears interest at an annual rate of 10.0% with twelve monthly payments beginning in August 2025. As of December 31, 2025, this promissory note payable balance was $0.1 million.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the year ended December 31, 2025, the Company entered into new loans totaling $0.3 million. For the year ended December 31, 2024, the Company entered into loans totaling $2.0 million. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 9.9% to 11.75% and mature from September 2028 to March 2030. Minimum monthly payments total $55,418. For the years ended December 31, 2025 and 2024, interest expense under the outstanding loans was $0.2 million and $70,975, respectively. As of December 31, 2025 and 2024, motor vehicle and equipment loans totaled $1.9 million and $2.0 million, respectively.

Revolving Credit Facilities

Skyline has several secured revolving credit facilities to provide working capital with total commitments of up to $7.8 million (HK$64.6 million) with maturities ranging from March 2026 through March 2030. Since the credit facilities contain a repayment on demand clause, they are included in debt - current in the consolidated balance sheets. These credit facilities bear interest at an annual interest rate indexed to Hong Kong Interbank Offered Rate (“HIBOR”) ranging from 4.53% to 6.21%. The credit facilities are secured by personal guarantees from Mr. Ngo Chiu Lam (director of Skyline) and Mr. Wong Chak Lam (a former employee of Skyline) and the entire life insurance policy from Mr. Ngo Chiu Lam and Mrs. Po Lok Sze (Mr. Ngo Chiu Lam’s wife). The cash surrender value is $1.4 million as of date of transfer to bank in March 2025. As of December 31, 2025, the outstanding principal balance on these credit facilities was approximately $7.8 million with a weighted average interest of 5.79%. For the year ended December 31, 2025, interest expense under the credit facilities was $0.2 million. There was no interest expense from credit facilities for the year ended December 31, 2024.

Secured Term Loans

Skyline has several term loans with original principal amount of $1.2 million (HK$9.0 million), with maturity ranging from April 2031 through June 2033. Since the term loans contain a repayment on demand clause, they are included in debt - current in

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

the consolidated balance sheets. The term loans bear interest at an annual interest rate of HSBC Prime Lending Rate minus 2.25%. As of December 31, 2025, the outstanding principal balance on these term loans were $0.7 million with a weighted-average interest rate of 3%. The term loans are secured by Mr. Ngo Chiu Lam. For the year ended December 31, 2025, interest expense under the term loans was approximately $7,000. There was no interest expense from term loans for the year ended December 31, 2024.

Receivables financing facility (secured borrowing)

Skyline maintains a receivables financing facility with a maximum borrowing capacity of $3.0 million (HK$23.0 million). Under the facility, Skyline pledges certain trade receivables as collateral and may obtain advances up to the lesser of the facility limit or the borrowing base. The arrangement does not meet the criteria for sale accounting under ASC 860 and is accounted for as a secured borrowing. Accordingly, the pledged receivables remain in trade receivables, and advances are recorded as receivables financing facility within debt. The interest rate for the factoring agreement is 2% per annum over 1-month HIBOR on such day. The loan is repayable 90 days from the date of drawdown and secured by personal guarantees from Mr. Ngo Chiu Lam and Mr. Wong Chak Lam. As of December 31, 2025 and December 31, 2024, outstanding borrowings under the facility were $3.0 million and $0, respectively. The weighted-average interest rate on outstanding borrowings was 4.71%. Trade receivables pledged as collateral totaled $3.0 million (Note 2). Borrowings and repayments under the receivables financing facility are presented as financing activities in the consolidated statements of cash flows. Interest and service charge are included within “Interest expense” in the consolidated statements of operations. For the year ended December 31, 2025, interest expense under the receivable financing facility was approximately $46,000. There was no interest expense from receivable financing facility for the year ended December 31, 2024.

Other Debt

Skyline has an export invoice finance facility for borrowing against outstanding accounts receivables in an aggregate amount not to exceed $0.9 million (HK$7.0 million). The loan is secured by an assignment of receivables. The interest rate for the export invoice finance facility is 12% per annum. The loan is repayable 9 months from the date of drawdown. As of December 31, 2025, the outstanding principal balance on the export invoice finance facility was $0.9 million. For the year ended December 31, 2025, interest expense under the export invoice finance facility was approximately $49,000. There was no interest expense from the export invoice finance facility for the year ended December 31, 2024.

Scheduled maturities of the Company’s debt as of December 31, 2025 are as follows (in thousands):

2026	$12,885
2027	529
2028	555
2029	383
2030	4
Thereafter	—
Total notes payable	$14,356

Convertible Notes Payable

In March 2024, QLE issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21.1 million and received aggregate cash of $20.6 million. One of the notes totaling $0.5 million was issued to the placement agent in lieu of cash issuance costs. Issuance costs paid in cash totaling $0.5 million and the value of the note issued upon issuance to the placement agent were expensed in selling, general and administrative costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

In June 2024, QLE issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5.5 million and received aggregate cash of $5.4 million. One of the notes totaling $0.1 million was issued to the placement agent in lieu of cash issuance costs and was expensed in selling, general and administrative costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “2024 Convertible Notes.”

The 2024 Convertible Notes were payable on demand in March 2029 and bear an annual interest rate of 6% through March 7, 2025 and 8% thereafter. Upon a qualified financing event the Convertible Notes convert into the shares issued in that qualified financing event at a price per share equal to 80% of the share price issued subject to a valuation cap. Upon a qualified transaction, the noteholders may elect to receive either 1.5x the principal and accrued interest balance in cash or convert into common shares.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The 2024 Convertible Notes were recorded on the consolidated balance sheet at their fair values. The fair value of the March Convertible Notes on the date of issuance was $21.1 million. The fair value of the June Convertible Notes on the date of issuance was $5.5 million. In connection with the issuance of the 2025 Convertible Notes, QLE’s outstanding 2024 Convertible Notes originally issued in March 2024 and June 2024 automatically converted into 2025 Convertible Notes with a value of $147.7 million.

In November 2025, QLE issued convertible notes payable (“2025 Convertible Notes”) totaling $72.2 million and received aggregate cash of $69.6 million. The maturity date of the 2025 Convertible Notes is November 19, 2030. The 2025 Convertible Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap, a related party, and $30.0 million in gross proceeds from ASP Isotopes, its parent. Issuance costs paid in cash totaling $2.6 million were expensed in selling, general and administrative costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The 2025 Convertible Notes are recorded on the consolidated balance sheet at their fair values. The fair value of the 2025 Convertible Notes as of December 31, 2025 has been determined to be $199.3 million. The resultant change in fair value of the 2024 Convertible Notes and 2025 Convertible Notes for the years ended December 31, 2025 and 2024 was $123.7 million and $6.9 million, respectively, and has been recorded in other income and expense in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the total principal and accrued interest of the Convertible Notes is $221.9 of which $2.0 million is from the interest.

The Company announced plans to list QLE as a standalone public company in the second half of 2025. The Company has also announced QLE and certain of its subsidiaries have entered into a loan agreement with TerraPower (the “TerraPower Loan Agreement”), a US nuclear innovation company, for a multiple advance term loan of up to $22.0 million related to financing support for the construction of a new uranium enrichment facility capable of producing HALEU in South Africa. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to each disbursement (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the borrower could receive aggregate loan disbursements of $20.0 million.

American Ventures Advisory Agreement

On October 28, 2025, QLE entered into an Advisory Agreement (“Advisory Agreement”) with American Ventures LLC, a Delaware limited liability company (“American Ventures”). Under the Advisory Agreement, American Ventures will provide various services to the Company related to QLE and its present and future subsidiaries’ business and operations and is considered a related party based on its 2025 Convertible Notes holdings.

In October 2025, pursuant to the Advisory Agreement, QLE issued RSUs representing a right to receive a number of units or shares of common equity of QLE equal to 4.0% of the common equity of QLE deemed outstanding as of the date of grant, treating as outstanding only (i) ASP Isotopes’ membership interest in the Company and (ii) the shares or units of common equity issuable upon conversion of the 2024 Convertible Notes (or any securities issued upon conversion or exchange thereof). The total number of such RSUs cannot yet be calculated because the precise number of these units is based on a percentage of common equity deemed outstanding, which is contingent, in part, on the amount of securities issuable upon the conversion of certain of QLE’s 2025 Convertible Notes that were issued upon conversion of certain 2024 Convertible Notes. Such RSUs will vest as follows: (x) 50% upon the completion of the listing event, provided that such listing event occurs within 24 months of October 28, 2025, and (y) 50% on the six-month anniversary of such listing event.

10. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Mo-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $0.9 million in September 2023, as an advance towards future revenue. The Company has recorded $0.9 million as deferred revenue on the balance sheet as of December 31, 2025 and 2024.

11. Commitments and Contingencies

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Under the Purchase Agreement, the Company has agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2.0 million for the Initial Sale Shares, of which aggregate amount of $0.5 million was payable on the completion of the sale of the Initial Sale Shares and $1.5 million was payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $0.3 million to the Seller. The Company paid an additional $0.7 million and $0.5 million in January 2025 and December 2025, respectively, The Initial Sale Shares have been paid in full as of December 31, 2025 . If the Company exercises its option to purchase the Option Shares (which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2.2 million for the Option Shares.

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

Renergen Firm Intention Letter and Loan Agreement

On March 31, 2025, the Company entered into an Exclusivity Agreement with Renergen Limited (“Renergen”) an entity in South Africa listed on the Johannesburg Stock Exchange (“JSE”) and the Australian Stock Exchange. On May 18, 2025, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, the Company received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ended on May 31, 2025. In April 2025, the Company paid an exclusivity fee of $10.0 million to Renergen.

As contemplated in the Exclusivity Agreement signed on March 31, 2025 and amended on May 18, 2025, the Company entered into a Firm Intention Letter with Renergen on May 19, 2025. The Firm Intention Letter sets the acquisition terms for the Company to purchase 100% of the outstanding shares of Renergen in exchange for shares of the Company. The completion of the acquisition was subject to several closing conditions including Renergen shareholder approval, which was obtained on July 10, 2025. The acquisition was consummated on January 6, 2026, and as a result, Renergen became a direct, wholly owned subsidiary of us, and the Renergen Ordinary Shares were delisted from the JSE, the Australian Securities Exchange and the A2X (Note 21).

In addition, the Company entered into a loan agreement with Renergen ("Renergen Loan") in which a total of $30.0 million will be provided by the Company in periodic payments for the purpose of funding Renergen’s operations. In conjunction with the Renergen Loan, the full amount of the previously paid exclusivity fee of $10.0 million was applied to the Renergen Loan. The remaining $20.0 million available under the Renergen Loan was paid by the Company to Renergen in June 2025. The Renergen Loan matured and repayment was due on September 30, 2025 and bears interest at the South African Prime Rate which is currently 10.50%. The Renergen Loan was amended to extend the repayment date to January 20, 2026 and amended again to establish the repayment date as sixty days after written demand by the Company. Interest income accrued under the Renergen Loan was $2.0 million for the year ended December 31, 2025.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On December 4, 2025, the Court denied in part Defendants’ motion to dismiss and granted Plaintiffs’ motion for class certification. On April 3, 2026, following a mediation in which the parties reached an agreement-in-principle to resolve all claims in the Securities Class Action, subject to the Court’s approval, the parties filed a Joint Stipulation agreeing to stay the Securities Class Action (the “Stipulation”). The Stipulation requires the parties to file a stipulation of settlement and for the Plaintiffs to file a motion for preliminary approval of the stipulation of settlement within 60 days of the Court’s approval of the Stipulation. . On April 6, 2026, the Court approved the Stipulation. The Company cannot be certain of the outcome and, if decided adversely to us, our business and financial condition may be adversely affected.

On January 30, 2026, a purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Northern District of Texas asserting claims for, among others, breach of fiduciary duty, violation of § 14(a) of the Securities Exchange Act of 1934 and a claim for contribution pursuant to § 21D thereof (Jenis v. Mann, et al., Case No. 3:26-cv-251 (N.D. Tex.)) (the “Jenis Action”). The Company is named as a Nominal Defendant. On March 2, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Southern District of New York asserting claims for, among others, breach of fiduciary duty, violations of §§ 14(a) and 20(a) of the Securities Exchange Act of 1934, and a claim for contribution pursuant to § 21D thereof (Stewart v. Mann, et al., Case No. 1:26-cv-1712 (S.D.N.Y.)) (the “Stewart Action”) (together with the Jenis Action, the “Derivative Actions”)). The Company is named as a Nominal Defendant. The Derivative Actions arise out of similar allegations as those made in the Securities Class Action. The plaintiffs in the Derivative Actions seek unspecified damages, disgorgement of compensation, corporate governance reforms, fees, interests, and costs. The defendants have not yet responded to the complaints in the Derivative Actions. The Company cannot be certain of the outcome of the Derivative Actions and, if decided adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, the Company may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

12. Leases

Operating leases

The Company is party to several facility leases in South Africa and Hong Kong for office, manufacturing and laboratory space. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP Guernsey, is the sole owner of a leased office and production facility in Pretoria, South Africa. A lease for production space in Pretoria, South Africa is being accounted for as a short-term lease effective with the acquisition of 51% of PET Labs.

Quantitative information regarding the Company’s operating lease liabilities is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating Lease Cost
Operating lease cost	$830	$664
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$797	$645
Operating lease liabilities arising from obtaining right-of -use assets	$851	$364
Weighted average remaining lease term (years)	3.18	3.61
Weighted average discount rate	8.62%	9.83%

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Future lease payments under noncancelable operating lease liabilities are as follows as of December 31, 2025 (in thousands):

Operating Leases
Future Lease Payments
2026	$711
2027	582
2028	262
2029	164
2030	176
Thereafter	—
Total lease payments	$1,895
Less: imputed interest	(252)
Total operating lease liabilities	$1,643
Less current portion	(584)
Operating lease liabilities - noncurrent	$1,059

The Company records the expense from short term leases as incurred. The Company recorded lease expense from its short term leases of $128,686 and $31,746 for the years ended December 31, 2025 and 2024, respectively.

Financing leases

The Company is party to several ongoing finance leases in South Africa and Hong Kong for vehicles and equipment. Some of these finance leases include arrangements with variable interest rates indexed to the prime interest rate in South Africa. The variable interest expense was $1,798 and $0 for the years ended December 31, 2025 and 2024, respectively. The Company elects to include finance lease right-of-use assets in property and equipment, net.

Quantitative information regarding the Company’s finance lease liabilities is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Finance Lease Cost
Interest on lease liabilities	$86	$69
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$148	$101
Amortization of right-of-use assets	$124	$43
Weighted average remaining lease term (years)	3.6	4.4
Weighted average discount rate	13.1%	13.1%

Future lease payments under noncancelable finance lease liabilities are as follows as of December 31, 2025 (in thousands):

Finance Leases
Future Lease Payments
2026	$241
2027	235
2028	194
2029	75
2030	25
Thereafter	49
Total lease payments	$819
Less: imputed interest	(181)
Total lease liabilities	$638
Less current portion	(167)
Finance lease liabilities - noncurrent	$471

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Lease receivable

The Company leases certain equipment to customers under sales-type leases and records the leases within lease receivables on the Company’s consolidated balance sheets and records interest income in the Company’s consolidated statements of operations and comprehensive loss. The Company does not have significant variable lease payments or residual value guarantees associated with these leases. Credit risk is monitored regularly, and no allowance for credit losses was recorded as of the reporting date.

The Company’s net investment in sales-type leases were comprised of the following (in thousands):

December 31, 2025
Total undiscounted cash flows	$1,099
Present value discount	(657)
Net investment in sales-type leases	$442
Less current portion	$(16)
Net investment in sales-type leases - noncurrent	$426

Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, as of September 30, 2025 are as follows (in thousands):

Sales-type Leases
Future Lease Payments To Be Collected
2026	$113
2027	113
2028	113
2029	113
2030	112
Thereafter	535
Total undiscounted cash flows	$1,099

Interest income recognized from sales-type leases for the year ended December 31, 2025 was $68,868.

13. License and Collaboration Agreements

TerraPower, LLC

TerraPower Agreement

On April 4, 2024, the Company entered into an agreement with TerraPower LLC (“TerraPower”) to develop a conceptual design, refined cost/schedule/financing, risk register, and term sheet for a HALEU facility (the “TerraPower R&D Agreement”). The TerraPower R&D Agreement may be terminated for (a) breach or default, (b) the Company’s convenience or (c) TerraPower’s convenience. TerraPower is obligated to make all payments for tasks completed by the Company per the statement of work in the TerraPower R&D Agreement totaling $2.0 million and these payments are nonrefundable. Neither party has any additional rights or obligations outside what is in the statement of work in the TerraPower R&D Agreement.

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

The Company accounts for the TerraPower R&D Agreement in accordance with ASC 808. The Company has concluded that other authoritative accounting literature does not apply directly to these payments from TerraPower, either directly or by analogy, including ASC 606 because TerraPower is not a customer. The Company has concluded that TerraPower is not a customer because TerraPower has not contracted with the Company to obtain goods or services that are an output of the Company’s ordinary activities in exchange for consideration. The Company also has concluded that there is no other authoritative accounting literature that is appropriate to apply by analogy, and, accordingly, its accounting policy is to evaluate the income statement classification for presentation of amounts associated with each separate activity. As a result, the Company concludes that all portions of the net receivable from TerraPower are directly related to the conceptual design of the HALEU facility. Furthermore, the Company and TerraPower will jointly develop criteria for optimization of the HALEU facility’s operations. TerraPower shares the risks and rewards of designing the HALEU facility since its successful completion will enable TerraPower to purchase output from the HALEU facility in the future.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2024, $0.2 million has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss. No collaboration revenue was recognized during 2025.

TerraPower Loan Agreement and HALEU Supply Agreements

In May 2025, the Company entered into the TerraPower Loan Agreement, which provides conditional commitments from TerraPower to the Company through one of its wholly-owned U.S.-based subsidiaries (“Borrower”) for a multiple advance term loan totaling $22.0 million for the purpose of partially funding the construction of a proposed new uranium enrichment facility in South Africa. The total loan amount is inclusive of a 10% original issue discount on each disbursement and carries a fixed interest rate of 10% per annum. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to disbursements (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the Company will receive aggregate loan disbursements of $20.0 million. Such loan matures on May 16, 2032. Interest will begin accruing upon each milestone disbursement received by the Company and will be added to the principal balance until November 2027. Principal and interest payments will be made in 60 equal installments beginning in November 2027. The Company plans to request drawdowns on this loan beginning in the third quarter of 2026.

In addition to the Terra Power Loan Agreement, the Company and TerraPower have entered into two supply agreements for the HALEU expected to be produced at the Company’s uranium enrichment facility. The initial core supply agreement is intended to support the supply of the required first fuel cores for the initial loading of TerraPower’s Natrium project in Wyoming. The long-term supply agreement is a 10-year supply agreement of up to a total of 150 metric tons of HALEU, commencing in 2028 through end of 2037.

14. Acquisitions, Goodwill and Intangible Assets

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

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2.0 million in cash of which $0.5 million was paid up front. In December 2025, January 2025 and January 2024, the Company made partial payments of $0.5 million, $0.7 million and $0.3 million, respectively. The balance as of December 31, 2024 was $1.2 million and is recorded in other current liabilities on the consolidated balance sheet. There is no balance remaining as of December 31, 2025.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2.2 million. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of December 31, 2025.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP Guernsey. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

ASP Rentals

In December 2023, ASP South Africa entered into a Shareholders Agreement (“ASP Rentals Shareholders Agreement”) with ASP Rentals, a newly formed equipment financing service provider formed for the sole purpose of providing financing to ASP South Africa for its significant asset purchases in South Africa. In accordance with the terms of the ASP Rentals Shareholders Agreement, ASP Rentals issued 24% of its capital stock to ASP South Africa for total consideration of ZAR 3.3 million (which at the exchange rate as of December 31, 2023 was $0.2 million) and the remaining 76% of its capital stock was issued to two third party entities for combined consideration of ZAR 13.2 million (which at the exchange rate as of December 31, 2023 was $0.7 million).

In June 2024, ASP Rentals issued additional capital stock to support additional financing to ASP South Africa and PET Labs. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 3.7 million (which at the exchange rate as of June 30, 2024 was $.0.2 million) and the remaining 80% of the

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

new capital to one of the two original third party entities for a combined consideration of ZAR 18.4 million (which at the exchange rate as of June 30, 2024 was $1.0 million).

In August 2024, ASP Rentals issued additional capital stock to support additional financing to PET Labs. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 0.4 million (which at the exchange rate as of August 23, 2024 was $21,421) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 1.8 million (which at the exchange rate as of August 23, 2024 was $0.1 million).

In December 2024, ASP Rentals issued additional capital stock to support additional financing to ASP South Africa. Per the terms of the ASP Rentals Shareholder Agreement, ASP Rentals issued 20% of the new capital to ASP South Africa for total consideration of ZAR 0.1 million (which at the exchange rate as of December 31, 2024 was $6,889) and the remaining 80% of the new capital to one of the two original third party entities for a combined consideration of ZAR 0.7 million (which at the exchange rate as of December 31, 2024 was $35,746).

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

Skyline Builders Group Holding Ltd.

In August 2025, Skyline closed a private placement (the “Skyline Private Placement”) pursuant to which Skyline issued and sold (i) 1,359,314 Class A Ordinary Shares, (ii) prefunded warrants to purchase 22,990,000 Class A Ordinary Shares, at an exercise price of $0.0001 per share (“Prefunded Warrants”) (iii) Class A Ordinary Share Purchase Warrant As to purchase up to 24,349,314 Class A Ordinary Shares, at an exercise price of $0.60 per share (“A Warrants”), (iv) Class A Ordinary Share Purchase Warrant Bs to purchase up to 24,349,314 Class A Ordinary Shares, at an exercise price of $0.65 per share (“B Warrants” and together with the Prefunded Warrants and A Warrants, “Warrants”), and (v) placement agent warrants to purchase 1,947,945 Class A Ordinary Shares issued to the placement agents of the Private Placement as compensation. Skyline received aggregate gross proceeds of $17.8 million from the Private Placement, before deducting fees and offering expenses. Approximately $7.0 million of the proceeds from the Private Placement was used to retire 18,500,000 Class A Ordinary Shares owned by Supreme Development (BVI) Holdings Limited, Skyline’s previous controlling shareholder.

In August 2025, QLE completed an acquisition of Skyline. QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1,000,000 ("Skyline Stock Agreement"). Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share, (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share , and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share, for the aggregate purchase price of $1.5 million ("Skyline Purchase Agreement").

In addition, on August 29, 2025, Paul Mann, Executive Chairman of the Company and Chairman of the Board of Managers of QLE, purchased, as an individual investor: (i) 454,657 Class A Ordinary Shares, (ii) Prefunded Warrant to purchase 2,970,000 Class A Ordinary Shares, (iii) A Warrant to purchase 3,424,657 Class A Ordinary Shares, and (iv) B Warrant to purchase 3,424,657 Class A Ordinary Shares, for the aggregate purchase price of $2.5 million, pursuant to the Purchase Agreement. Further, on October 28, 2025, Mr. Mann purchased, as an individual investor: (i) 727,272 Class A Ordinary Shares and (ii) A Warrant to purchase 727,272 Class A Ordinary Shares.

Each Class A Ordinary Share shall entitle the holder thereof to one (1) vote on all matters subject to vote at general meetings of Skyline, and each Class B Ordinary Share shall entitle the holder thereof to twenty (20) votes on all matters subject to vote at general meetings of Skyline. Currently there is no mechanism in which Class A Ordinary Shares are convertible into Class B Ordinary Shares. Currently there is no mechanism in which Class B Ordinary Shares are convertible into Class A Ordinary Shares. On the acquisition date, QLE became the holder of 79.14% of the aggregate voting power represented by all of Skyline's outstanding Class A ordinary shares and Class B ordinary shares and thereby gaining control over Skyline.

Skyline is a holding company, and its operations are conducted through its wholly owned operating subsidiary, Kin Chiu

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Engineering Limited. Operations primarily consist of construction activities which include public civil engineering works, such as road and drainage works, in Hong Kong. Skyline mostly undertakes civil engineering works in the role as a subcontractor but is fully qualified to undertake such works in the capacity of a main contractor. QLE intends to pursue opportunities to acquire assets in the critical materials supply chain.

Effective September 18, 2025, Dr. Ryno Pretorius, Chief Executive Officer of QLE LLC, was appointed as an independent director of Skyline. In addition, an employee of ASP Isotopes was appointed as an independent director of Skyline. On November 5, 2025, the board of directors of Skyline appointed Paul E. Mann (Executive Chairman of the Company and Chairman of the Board of Managers of QLE) as Executive Chairman of Skyline, effective January 1, 2026. In connection with his appointment, Skyline entered into an executive employment agreement with Mr. Mann, effective January 1, 2026. Effective March 31, 2026, the employee of ASP Isotopes that held one of the director positions was replaced by an independent director.

The following table summarizes the consideration transferred to acquire Skyline and the amounts of identified assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in Skyline at the acquisition date (in thousands):

Fair value of business combination
Cash consideration	$2,500
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	9,033
Accounts receivable	16,042
Prepaid expenses and other current assets	7,265
Property and equipment, net	179
Operating lease right-of-use asset, net	89
Identifiable intangible assets	1,230
Equity method investments	1,321
Other non-current assets	4,245
Accounts payable	(2,287)
Debt - current	(11,951)
Finance lease liabilities - current	(18)
Operating lease liabilities - current	(75)
Due to related parties	(1,582)
Other current liabilities	(4,444)
Deferred tax liabilities	(138)
Other noncurrent liabilities	(34)
Total identifiable assets acquired and liabilities assumed	18,875
Goodwill	3,387
Noncontrolling interest	(19,762)
Total purchase consideration	$2,500

The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. During the fourth quarter of 2025, the Company adjusted its estimates of the fair values of acquired assets and liabilities based on additional information obtained about conditions that existed as of the acquisition date. The adjustments primarily related to the valuation of working capital accounts. As a result, goodwill decreased by approximately $1,300. QLE anticipates finalizing the purchase price allocation within 12 months from the acquisition date.

Goodwill arising from the acquisition as of August 29, 2025 of $3.4 million was attributable mainly to the further acquisition opportunities of Skyline. QLE expects that no goodwill from this acquisition will be deductible for income tax purposes. QLE considered the contractual value of accounts receivable to approximate fair value. The net realizable value reflects QLE's best estimate of the amount expected to be collected. The results of Skyline have been included in the consolidated financial statements from the date of the acquisition.

On October 28, 2025, Skyline entered into a securities purchase agreement with certain accredited investors in a brokered private placement of (i) 17,370,909 Class A ordinary shares, par value $0.00001 per share (and/or prefunded warrants in lieu of Class A Ordinary Shares, and (ii) 17,370,909 Class A Ordinary Share Purchase Warrants to purchase Class A Ordinary Shares. The private placement closed on November 3, 2025. The gross proceeds of the private placement were approximately $23.9 million, before deducting placement agent fees and other offering expenses payable by Skyline of approximately $3.1 million.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

East Coast Nuclear Pharmacy

In October 2025, the Company completed the acquisition of East Coast Nuclear Pharmacy ("ECNP"). The acquisition is intended to supplement the distribution of the Company’s pipeline. The acquisition of PET Labs has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 100% of the issued and outstanding membership interests for total purchase consideration of $2.5 million of which $2.0 million was paid up front in cash and the remaining $0.5 million was deferred through the issuance of notes payable that are to be repaid by June 30, 2026. The balance of the notes payable as of December 31, 2025 was $0.5 million.

The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of business combination
Cash consideration	$2,000
Notes payable to Sellers	500
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	40
Accounts receivable	550
Inventory	92
Prepaid expenses and other current assets	6
Identifiable intangible assets	430
Accounts payable	(113)
Other current liabilities	(79)
Total identifiable assets acquired and liabilities assumed	926
Goodwill	1,574
Total purchase consideration	$2,500

Goodwill arising from the acquisition as of October 1, 2025 of $1.6 million was attributable mainly to buyer specific synergies expected to arise from the acquisition. No goodwill from this acquisition is deductible for income tax purposes. The Company considered the contractual value of accounts receivable to be the same as the fair value and the full amount was collected. The results of ECNP have been included in the consolidated financial statements from the date of the acquisition.

One 30 Seven Inc. ("One 30 Seven") Acquisition

In October 2025, QLE acquired substantially all of the assets, including an international patent application and its related rights, from One 30 Seven Inc., a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources. QLE made an initial cash payment of $150,000 and issued 266,113 shares of the Company’s common stock. The Company may be required to make additional payments, in cash or shares of the Company’s common stock, totaling $17.0 million upon completion of certain milestones. This contingent payment was not considered probable at the acquisition date and therefore no contingent consideration was recorded for the year ended December 31, 2025.

In connection with the acquisition of assets from One 30 Seven, QLE entered into a consulting agreement with B-Con Engineering Inc., led by inventor Brian Creber, to develop and validate the functional operation of a Creber Mini Unit at an estimated cost of $4.5 million over 18 months, followed by either a Midi or Maxi Unit at approximately $12.5 million to $13.0 million over another 18 months. QLE has agreed to fund the project through quarterly advances, with acceptance testing and monthly reporting to ensure milestones are met. In addition, QLE entered into a royalty agreement with One 30 Seven pursuant to which QLE agreed to pay a 6.0% royalty on net revenues from product sales or licensing for 15 years per product, starting from the first commercial sale. The royalty agreement will terminate if the commercialization of a Creber Unit is not achieved by the fourth anniversary of closing of the acquisition of assets from One 30 Seven.

The Company determined that the cost to acquire the One 30 Seven assets was $2.7 million, based on the cash paid of $150,000, fair value of the equity consideration issued of $2.6 million and direct costs of the acquisition of $7,000. The One 30 Seven acquisition was accounted for as an asset acquisition as One 30 Seven was not considered to be a business under ASC 805 or SEC Rule 11-01(d) as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset. In the estimation of fair value of the asset purchase consideration, the Company used fair value attributable to the acquired IPR&D. Since One 30 Seven was in the development stage and no commercial production had commenced at the time of the acquisition, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, as the acquired IPR&D had no alternative future use.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting segment exceeds its fair value. No goodwill impairments were recognized for the years presented.

The carrying amount of goodwill by reporting segment as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Specialist isotopes and related services	$5,179	$3,168
Construction services	3,391	—
Total goodwill	$8,570	$3,168

The changes to the carrying value of goodwill is as follows (in thousands):

Description	Amount
Balance as of December 31, 2023	$3,267
Translation adjustment	(99)
Balance as of December 31, 2024	$3,168
Acquisition of Skyline	3,387
Acquisition of ECNP	1,574
Translation adjustment	441
Balance as of December 31, 2025	$8,570

Intangible Assets

Amortization expense was $0.2 million for the year ended December 31, 2025. There was no amortization expense related to identifiable intangible assets recorded in 2024.

The changes to the carrying value of intangible assets, which is included in the construction services and specialist isotopes and related services segments, is as follows (in thousands):

Description	Amount
Balance as of December 31, 2024	$—
Trademarks and customer-related from Skyline acquisition	1,230
Trademarks from ECNP acquisition	430
Translation adjustment	2
Amortization	(184)
Balance as of December 31, 2025	$1,478

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025 (in thousands):

Amortization Expense
Year Ended December 31,
2026	$574
2027	454
2028	214
2029	171
2030	65
Thereafter	—
Total	$1,478

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

15. Equity Method and Other Investments

Investment in IsoBio, Inc.

On July 28, 2025, the Company purchased 2,000,000 shares of IsoBio, Inc. (“IsoBio”) Series Seed-1 Preferred Stock at $2.50 per share for a total aggregate purchase price of $5.0 million. IsoBio is a U.S.-based radiotherapeutic development company focused on developing a broad pipeline of mAb-based radioisotope therapeutics targeting both derisked and novel tumor antigens for patients in need of new cancer therapies.

As the owner of the Series Seed-1 Preferred Stock, the Company has the right to designate one board member. An officer and director of the Company was designated to fill that board seat. In addition, another board member of the Company is a board member, executive officer and shareholder of IsoBio.

The investment in IsoBio does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of December 31, 2025, the carrying value of the investment was $5.6 million. This investment is included in “Other investments” on the consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the year ended December 31, 2025, the Company identified an observable price change related to this investment and recorded a change in fair value of investment of $0.6 million. Therefore, the Company has included this investment in the fair value hierarchy disclosure (Note 4).

Skyline joint ventures

Skyline acquired a 51% ownership of KC-Glory JV, 51% ownership of KC-Geotech JV and 35% ownership of KC-CRFG JV (the "Joint Ventures). As of December 31, 2025, Skyline does not control the Joint Ventures but has the ability to exercise significant influence over their respective operating and financial policies. Skyline’s exposure to loss is limited to its investment in each joint venture. Accordingly, the investments are accounted for under the equity method of accounting in accordance with ASC 323. Accordingly, Skyline accounted for the transaction under the equity method and recorded the carrying value of Skyline’s investment in joint ventures’ common shares at cost, including the transaction costs incurred to obtain the equity method investment, in the consolidated balance sheets.

The Company recorded the initial carrying amount of the investments in the Joint Ventures of $1.3 million, representing the fair value of the interest acquired as of the acquisition date. As of December 31, 2025, the carrying amount of the investments in the Joint Ventures was $1.3 million and is included in equity method investments on the consolidated balance sheet.

Skyline Reemag Investment

In November 2025, Skyline acquired a 13.09% ownership of Reemag LLC ("Reemag") for a cash purchase price of $3.0 million. Skyline will subscribe for additional membership interests of Reemag in tranches, resulting in ownership percentages of 13.09%, 20.06%, 33.42% and 50.10% at the initial, second, third and fourth closing respectively for an aggregate purchase price of $20.0 million. The second, third and fourth closings were scheduled on or before January 31, 2026, March 31, 2026 and by the earlier of a $200.0 million capital raise or July 31, 2026, respectively. However, in March 2026, Skyline entered into the first amendment to the subscription agreement with Reemag that amended the dates of the second, third and fourth closings to May 31, 2026, July 31, 2026 and September 30, 2026, respectively.

The investment in Reemag does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. The Company has not identified any observable price changes in orderly transactions for identical or similar investments and did not recognize any impairment losses. As of December 31, 2025, the carrying value of the investment was $3.0 million. This investment is included in “Other investments” on the consolidated balance sheet. The Company does not include this investment in the fair value hierarchy disclosure as it is not measured at fair value on a recurring basis.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the year ended December 31, 2025, the Company did not identify any indicators of impairment or observable price changes.

Skyline Critical Minerals Investment

On October 31, 2025, Skyline entered into a subscription and unit purchase agreement with a limited liability company engaged in the critical minerals space, pursuant to which Skyline subscribed for an approximate 20% membership interest in such company for a subscription price of $20.0 million.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

This investment does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of December 31, 2025, the carrying value of the investment was $37.3 million. This investment is included in “Other investments” on the consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the year ended December 31, 2025, the Company identified an observable price change related to this investment and recorded a change in fair value of investment of $17.3 million. Therefore, the Company has included this investment in the fair value hierarchy disclosure (Note 4).

16. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of December 31, 2025 and 2024.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 111,677,771 and 72,068,059 shares were issued and outstanding as of December 31, 2025 and 2024, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2025.

In July 2024, the Company issued 13,800,000 shares of common stock in a public offering at a public offering price of $2.50 per share for aggregate gross proceeds totaling $34,500,000. Issuance costs, including commissions and expenses totaled $2.2 million.

In November 2024, the Company issued an additional 2,754,250 shares of common stock in a public offering at a public offering price of $6.75 per share for aggregate gross proceeds totaling $18.6 million. Issuance costs, including commissions and expenses totaled $1.5 million.

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

In October 2025, the Company issued 17,167,380 shares of common stock at a public offering price of $12.25 per share resulting in net proceeds of approximately $199.3 million after deducting underwriting discounts, commissions and offering expenses.

The following shares were issued to consultants and vendors for the year ended December 31, 2025 (in thousands, except share amounts):

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2025	50,000	$247	April 2025	$327	$80
Issuance of common stock to consultant	April 2025	22,935	100	November 2025	141	41
Issuance of common stock to consultant	April 2025	50,000	327	April 2025	327	—
		122,935	$674		$795	$121

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following shares were issued to consultants and vendors for the year ended December 31, 2024 (in thousands, except share amounts):

Description	Origination Date	Shares	Fair Value	Settlement Date	Fair Value at Settlement	Change in Fair Value
Settlement of liability with consultants	January 2024	100,000	$195	September 2024	$219	$(24)
Settlement of liability with consultants	April 2024	60,000	241	June 2024	184	57
Issuance of common stock to consultant	June 2024	60,000	183	June 2024	183	—
Settlement of liability with consultants	July 2024	50,000	164	September 2024	110	54
Issuance of restricted common stock to consultants	September 2024	150,000	—	September 2024	—	—
Settlement of liability with consultants	December 2024	135,000	531	December 2024	642	(111)
		555,000	$1,314		$1,338	$(24)

During 2025 and 2024, the Company issued shares of common stock to consultants and vendors to settle share liabilities. The fair value of these shares is recorded to share liability in the consolidated balance sheet and the change in fair value upon settlement of the share liability is recorded to change in fair value of share liability in the consolidated statements of operations and comprehensive loss.

Activity of the share liabilities for the year ended December 31, 2025 is as follows (in thousands):

	Share Liabilities as of December 31, 2024	New Share Liabilities in 2025	Mark to Market Adjustments in 2025	Liabilities Settled in 2025	Share Liabilities as of December 31, 2025
Share liabilities	$—	$674	$121	$(795)	$—

Activity of the share liabilities for the year ended December 31, 2024 is as follows (in thousands):

	Share Liabilities as of December 31, 2023	New Share Liabilities in 2024	Mark to Market Adjustments in 2024	Liabilities Settled in 2024	Share Liabilities as of December 31, 2024
Share liabilities	$—	$1,131	$24	$(1,155)	$—

Common Stock Warrants

In April 2024, a warrant to purchase 3,164,557 shares of common stock was exercised and the Company received gross proceeds of $5.5 million. As an inducement for the warrant holder to exercise in cash, a warrant to purchase 1,225,000 shares of common stock at an exercise price of $3.90 per share was issued to that same warrant holder for no consideration (“Inducement Warrant”). The Inducement Warrant vests in October 2024 and expires in October 2029. The Company evaluated the terms of the Inducement Warrant and determined that it should be accounted for as an equity-based warrant. The Company also evaluated the circumstances of the award and determined that the inducement should be treated as a deemed dividend.

The fair value of the Inducement Warrant was determined to be $2.8 million and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.37%
Expected term in years	5.5
Expected dividend yield	—%

The fair value of the Inducement Warrant is considered a deemed dividend and the amount is reflected in the calculation of earnings (loss) per share on a basic and diluted basis.

In conjunction with the exercise of the warrant in April 2024, the Company was obligated to issue to an underwriter, a warrant to purchase 221,519 shares of common stock (“Commission Warrant”) in addition to a cash payment totaling $0.4 million. The

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Company evaluated the terms of the Commission Warrant and determined that it should be accounted for as an equity-based warrant. The fair value of the Commission Warrant was determined to be $0.7 million and estimated based on the Black-Scholes model, using the following assumptions:

Expected volatility	73.5%
Weighted-average risk-free rate	4.60%
Expected term in years	5.5
Expected dividend yield	—%

The cash payment and the issuance of the Commission Warrant was settled in December 2024. The fair value of the Commission Warrant upon issuance was $0.8 million. The resulting change in fair value of share liability was a loss of $.01 million for the year ended December 31, 2024 and is included in change in fair value of share liability in the statement of operations and comprehensive loss.

In October 2024, a warrant to purchase 151,741 shares of common stock was exercised and the Company received gross proceeds of $0.3 million.

In May 2025, a warrant to purchase 1,294,778 shares of common stock was exercised and the Company received gross proceeds of $4.9 million. In July and September 2025, cashless exercises of warrants to purchase 151,741 shares of common stock were executed, resulting in the issuance of 123,497 shares of common stock. As of December 31, 2025 and 2024, there were warrants to purchase shares of common stock outstanding of 69,778 and 1,516,297 shares, respectively.

Skyline Private Placement

On October 28, 2025, Skyline entered into a securities purchase agreement with certain accredited investors in a brokered private placement (the “Skyline October 2025 Private Placement”) of (i) 17,370,909 Class A ordinary shares (each, a “Skyline Class A Ordinary Share”) (and/or prefunded warrants in lieu of Skyline Class A Ordinary Shares (the “Skyline Pre-funded Warrants”)), and (ii) 17,370,909 Skyline Class A Ordinary Share Purchase Warrants to purchase Skyline Class A Ordinary Shares (the “Skyline Ordinary Warrants”).The gross proceeds of the Skyline October 2025 Private Placement were approximately $23.9 million, before deducting placement agent fees and other offering expenses payable by Skyline.

The Skyline October 2025 Private Placement closed on November 3, 2025. The Skyline Class A Ordinary Shares (and/or Prefunded Warrants) were issued together with the Skyline Ordinary Warrants at the closing. The purchase price for each Skyline Class A Ordinary Share and accompanying Skyline Ordinary Warrant was $1.375. The purchase price for each Skyline Pre-funded Warrant and accompanying Skyline Ordinary Warrant was $1.3749, which equals the purchase price of a Skyline Class A Ordinary Share and Skyline Ordinary Warrant, less the $0.0001 exercise price of the Skyline Pre-funded Warrant.

Each Skyline Pre-funded Warrant is immediately exercisable upon issuance to acquire one Skyline Class A Ordinary Share for US$0.0001 until fully exercised. Each Skyline Ordinary Warrant is immediately exercisable upon issuance to purchase one Skyline Class A Ordinary Share for $1.50 per share and will expire on the fifth anniversary of its issuance. The exercise price of the Skyline Pre-funded Warrants and Skyline Ordinary Warrants are subject to customary adjustments for stock splits, recapitalizations, reorganizations and similar transactions.

17. Stock Compensation Plan

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2025, the Company added 3,603,403 shares to the 2022 Plan. As of December 31, 2025, 385,036 shares remain available for future grant under the Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of December 31, 2025, 915,000 shares remain available for future grant under the 2024 Plan.

2025 Inducement Equity Incentive Plan

On July 16, 2025, upon recommendation of the Compensation Committee of the Company’s Board, the Board approved and adopted the Company’s 2025 Inducement Equity Incentive Plan (the “Inducement Equity Plan”), and subject to the adjustment provisions of the Inducement Equity Plan, reserved 2,000,000 shares of Common Stock for issuance of equity awards under the Inducement Equity Plan. The Company expects to issue awards under the Inducement Equity Plan to new hires from Renergen upon completion of the acquisition, which occurred in January 2026 (Note 21).

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

In accordance with Nasdaq Listing Rule 5635(c)(4), the only persons eligible to receive grants of Inducement Awards are individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. As of December 31, 2025, 2,000,000 shares remain available for future grant under the Inducement Equity Plan.

QLE 2024 Equity Incentive Plan

In March 2024, the Company adopted the QLE 2024 Equity Incentive Plan (“QLE 2024 Plan”). The QLE 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards, performance awards and stock appreciation rights to employees, nonemployee directors, and consultants. The maximum contractual term of options granted under the QLE 2024 Plan is ten years and incentive stock options granted under the QLE 2024 Plan shall not exceed 50% of the maximum number of shares or units of common equity that may be issued under the QLE 2024 Plan. The maximum number of shares or units of QLE’s common equity that may be issued under the QLE 2024 Plan is equal to 15% of the common equity deemed outstanding as of the effective date of the QLE 2024 Plan. As of December 31, 2025, no common equity deemed outstanding remain available for future grant under the QLE 2024 Plan.

In September 2025, QLE granted restricted stock units (“September 2025 RSUs”) totaling 11% of the common equity deemed outstanding to certain officers, employees and directors of QLE. The September 2025 RSUs will vest subject to the occurrence of a Listing Event and, if applicable, an additional service-based vesting condition. A Listing Event shall mean the consummation of any of the following transactions by QLE, a corporate successor to QLE or a holding company established with respect to QLE’s equity securities in connection with any of the following transactions (a “Public Issuer”): (i) a listing of common equity of QLE (or the common equity of such Public Issuer) through acquisition by or merger of such Public Issuer with a special purpose acquisition company or another entity listed on the NYSE or NASDAQ, (ii) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act and in connection with such offering the common equity of QLE is listed for trading on the Nasdaq, the NYSE or another exchange or marketplace approved by the Board, or (iii) a direct listing of common equity of QLE (or the common equity securities of the Public Issuer) on the NYSE or Nasdaq.

In October 2025, QLE granted restricted stock units (“October 2025 RSU”) totaling 4% of the common equity deemed outstanding to a certain related party in conjunction with a consulting agreement. The October 2025 RSU will vest subject to the occurrence of a Listing Event and, if applicable, an additional service-based vesting condition.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Since the vesting of the September 2025 RSUs and October 2025 RSU are based on a liquidity event, no compensation cost will be recognized until the Performance Goal (Listing Event) is consummated. However, the fair value of the awards is calculated at the date of grant, which results in a total fair value of approximately $37.4 million.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,766,000	$1.91	8.4	$231,000
Forfeited	(35,000)	$2.00
Outstanding as of December 31, 2024	2,731,000	$1.90	7.4	$7,171,930
Granted	205,000	$6.16
Exercised	(1,708,000)	$1.85
Forfeited	(420,000)	$2.00
Outstanding as of December 31, 2025	808,000	$3.06	7.3	$2,020,050
Exercisable as of December 31, 2025	612,716	$2.07	6.5	$2,020,050
Vested or expected to vest as of December 31, 2025	808,000	$3.06	7.3	$2,020,050

There were 205,000 options granted with a weighted average grant date fair value of $3.53 in the year ended December 31, 2025. No options were granted in the year ended December 31, 2024. Cashless exercises of options to purchase 1,705,000 shares of common stock were executed, resulting in the issuance of 1,337,245 shares of common stock and proceeds of $41 resulting from the rounding of shares that were issued in the year ended December 31, 2025. Cash exercises of options to purchase 3,000 shares of common stock were executed for proceeds of $6,000 in the year ended December 31, 2025.

The Company recorded stock compensation from options of $0.3 million and $0.8 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $0.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Stock Awards

In October 2021, the Company issued 1,500,000 shares of restricted common stock to its Chief Executive Officer. The number of shares that vest is dependent on achieving certain performance conditions and dependent market conditions upon the third anniversary from the date of grant. The Company determined that the fair value of this award was $0.25 per share for a total value of $0.4 million. The Company determined the performance condition probable and recognized stock-based compensation expense of $0.4 million for the year ended December 31, 2024.

The Company recorded stock-based compensation expense from stock awards totaling $15.7 million and $7.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there is $21.3 million of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over the next 2.3 years.

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes awards and vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	4,489,186	$1.42
Granted	2,523,554	$3.79
Vested	(3,873,037)	$1.76
Forfeited and retired	(325,000)	$1.19
Unvested as of December 31, 2024	2,814,703	$3.24
Granted	4,275,967	$6.77
Vested	(2,920,715)	$4.93
Unvested as of December 31, 2025	4,169,955	$5.68

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Selling, general and administrative	$15,788	$8,231
Research and development	236	330
Total	$16,024	$8,561

18. Net Loss Per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share of Common Stock after giving consideration to all potentially dilutive shares of common stock, including options to purchase common stock and warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses, these potential shares of Common Stock are anti-dilutive and basic and diluted loss per share were the same for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to ASP Isotopes shareholders	$(175,092)	$(35,114)
Denominator:
Weighted average common stock outstanding, basic and diluted	83,013,594	55,671,805
Net loss per share, basic and diluted	$(2.11)	$(0.63)

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	808,000	2,731,000
Restricted stock	4,169,955	2,814,703
Warrants to purchase common stock	69,778	1,516,297
Total shares of common stock equivalents	5,047,733	7,062,000

19. Income Taxes

The components of net loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(157,153)	$(24,778)
Foreign	(2,408)	(7,534)
Total net loss before taxes	$(159,561)	$(32,312)

Income tax (benefit) expense for the years ended December 31, 2025 and 2024 is comprised of the following (in thousands):

	December 31,
	2025	2024
Current:
U.S. Federal	$—	$60
State	—	1
Foreign	237	193
Total Current	237	254
Deferred:
Foreign	45	(143)
Total Deferred	45	(143)
Total income tax expense (benefit)	$282	$111

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate for the year ended December 31, 2025 as follows (in thousands):

	Year Ended December 31, 2025
Tax expense at statutory rate	$(33,508)	21.00%
Increase (decrease) in tax resulting from:
Foreign tax effects:
South Africa:
Change in valuation allowance	4,057	(2.54)%
Other adjustments	(831)	0.52%
Hong Kong:
Fair value adjustment	(3,644)	2.28%
Other adjustments	113	(0.07)%
Other foreign jurisdictions:
Other adjustments	1,092	(0.68)%
Change in valuation allowance	3,919	(2.46)%
Nontaxable or nondeductible items:
Change in fair value of convertible notes	25,981	(16.28)%
Other adjustments	3,142	(1.97)%
Other adjustments	(39)	0.02%
Effective tax rate	$282	(0.18)%

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate for the year ended December 31, 2024 as follows:

Year Ended December 31,
2024
Tax computed at federal statutory rate	21.00%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.78%
Return to provision	(3.88)%
Change in fair value of convertible notes	(4.47)%
Non-deductible stock compensation expense	(5.58)%
Permanent differences	(0.09)%
Valuation allowance	(9.10)%
Income tax expense	(0.34)%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$13,385	$5,262
Capitalized R&D costs	584	34
Other assets	84	—
Accruals and reserves	535	142
Property and equipment, net	234	—
Right-of-use lease liability	419	336
Total deferred tax assets	15,241	5,774
Deferred tax liabilities:
Property and equipment, net	—	(316)
Right-of-use lease asset	(379)	(325)
Total deferred tax liabilities	(379)	(641)
Total net deferred tax assets	14,862	5,133
Less: valuation allowance	(14,964)	(5,101)
Net deferred taxes (liabilities) assets	$(102)	$32

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

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

We recognize interest and penalties related to UTBs on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. On the basis of this evaluation, as of December 31, 2025, a full valuation allowance has been recorded against the federal, state, and South Africa deferred tax assets, excluding PET Labs and ASP Rentals which have no valuation allowance recorded. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses becomes present and less weight is given to subjective evidence such as our projections for growth.

We are subject to taxation in the United States and various states and foreign jurisdictions. The statute of limitations remains open for all periods of taxable loss until the losses have been utilized. The Company paid $79,000 for income taxes for the year ended December 31, 2025. The Company did not make payments or receive refunds for income taxes for the year ended December 31, 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around global intangible low-taxed income and foreign-derived intangible income. The Company has evaluated the impact of the new tax provision and determined it to have an immaterial impact on the consolidated financial results.

20. Related Party Transactions

Skyline, acquired in the third quarter of fiscal year 2025, has certain transactions with parties affiliated with a director and joint ventures which are investments accounted for under the equity method. The transactions with these parties continued following the acquisition date and are summarized as follows:

Name of related parties	Relationship with Skyline
Ngo Chiu Lam	Director of Skyline
Kin Chiu-China Railway First Group Joint Venture	An equity method investment of Skyline
Kin Chiu-Glory Joint Venture	An equity method investment of Skyline
Kin Chiu-Geotech Joint Venture	An equity method investment of Skyline

Due to related parties as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Ngo Chiu Lam	$3,473	$—
Kin Chiu-China Railway First Group Joint Venture	131	—
Kin Chiu-Glory Joint Venture	320	—
Kin Chiu-Geotech Joint Venture	238	—
Total due to related parties	$4,162	$—

The balances represented advances from the director and amounts due to joint ventures for operation purposes. All amounts were unsecured, interest-free and repayable on demand.

Accounts receivable, net from joint ventures as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Kin Chiu-Glory Joint Venture	$1,553	$—

Balances of contract assets, net from joint ventures as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Kin Chiu-China Railway First Group Joint Venture	$352	$—
Kin Chiu-Glory Joint Venture	203	—
Kin Chiu-Geotech Joint Venture	43	—
Total balances of contract assets, net from joint ventures	$598	$—

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

Balances of contract liabilities, net from joint ventures as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Kin Chiu-China Railway First Group Joint Venture	$72	$—

PET Labs has an operating lease for office and production space in Pretoria, South Africa with the term set to expire in January 2056. The sole owner of the facility under the lease agreement is Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP Guernsey.

21. Subsequent Events

The Company has evaluated subsequent events through April 9, 2026, the date on which the accompanying financial statements were issued, and no other events were noted.

2022 Plan

Effective on January 1, 2026, the Company added 5,583,889 shares to the 2022 Equity Incentive Plan.

Renergen

On January 6, 2026, the Company completed the acquisition of Renergen and acquired all of the issued Renergen Ordinary Shares from Renergen shareholders in exchange for shares of the Company's common stock at an exchange ratio of 0.09196 shares of Company common stock for each Renergen Ordinary Share (the “Consideration Shares”) through the implementation of the Scheme, resulting in the issuance of an aggregate of 14,270,000 Consideration Shares. As a result of the Transaction, Renergen became a direct, wholly owned subsidiary of ASP Isotopes.

In connection with the transaction, Renergen Ordinary Shares were delisted from the Johannesburg Stock Exchange (the “JSE”), the Australian Securities Exchange and A2X. The Company's common stock continues to be listed on The Nasdaq Capital Market and on the JSE.

In addition, on the closing date, Stefano Marani, the Chief Executive Officer of Renergen, has been appointed as the President, Electronics and Space of the Company, and Nick Mitchell, the Chief Operating Officer of Renergen, has been appointed Co-Chief Operating Officer of the Company.

NuMed Diagnostics, LLC ("NuMed") Acquisition

On January 22, 2026, the Company acquired 60% of the issued and outstanding membership interests of NuMed for $0.8 million. NuMed is an independent radiopharmacy dedicated to nuclear medicine and the science of radiopharmaceutical production. In addition to the purchase consideration, the Company has an option to purchase the remaining 40% of the issued and outstanding membership interests within two years following the closing for an agreed consideration totaling $0.5 million.

Opeongo Investment

On January 26, 2026, the Company entered into a Series Seed-1 Preferred Stock Purchase Agreement with Opeongo, Inc., a Delaware corporation (“Opeongo”), pursuant to which the Company purchased from Opeongo 4,356,918 shares of Opeongo’s Series Seed-1 Preferred Stock, $0.0001 par value per share at a price of $2.2952 per share (the “Opeongo Investment”) for $10.0 million. Opeongo is a biotechnology company developing novel therapeutics using extracellular matrix (ECM) modulation to target fibrosis, inflammation, and cancer.

Skyline Warrant Exchange

On January 23, 2026, Skyline entered into a warrant exchange agreement (the “Skyline Exchange Agreement”) with the holders of Skyline Class A Ordinary Share Purchase Warrant A’s and Skyline Class A Ordinary Share Purchase Warrant B’s (collectively, the “Skyline Holder Warrants”), to purchase an aggregate of 48,698,628 Skyline Class A Ordinary Shares, that were purchased in the Skyline Series A Private Placement, to exchange the Skyline Holder Warrants issued on August 29, 2025, for an aggregate of 47,326,025 newly issued Series A preferred shares of Skyline (“Skyline Series A Preferred Shares”) and allotted among the holders in accordance with the Skyline Exchange Agreement. Each Skyline Series A Preferred Share is convertible, at the option of a holder thereof, into Skyline Class A Ordinary Shares.

Skyline Private Placements

On February 11, 2026, Skyline entered into (i) a securities purchase agreement (the “Reg D Purchase Agreement”) for an offering of Skyline’s Series B Convertible Preferred Shares (the “Skyline Series B Preferred Shares”) in a private placement (the “Reg D Private Placement”) pursuant to Regulation D under the Securities Act of 1933, as amended and (ii) a securities purchase agreement (the “Reg S Purchase Agreement”) for an offering of the Skyline Series B Preferred Shares in a private placement pursuant to Regulation S under the Securities Act (the “Reg S Private Placement” and together with the Reg D Private Placement,

ASP Isotopes Inc.

Notes to Consolidated Financial Statements (continued)

the “February 2026 Skyline Series B Private Placements”), in each case, for the purchase and sale of the Skyline Series B Preferred Shares.

The February 2026 Skyline Series B Private Placements closed on February 13, 2026 at which Skyline issued 6,322 of the Skyline Series B Preferred Shares. The purchase price for each Skyline Series B Preferred Share was $5,000. Each Skyline Series B Preferred Share is convertible into Skyline Class A ordinary shares with a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share and other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions. The gross proceeds of the Skyline Series B Private Placement were approximately $31.6 million, before deducting placement agent fees and other offering expenses payable by Skyline.

In connection with the February 2026 Skyline Series B Private Placements, Skyline also entered into placement agency agreements dated February 10, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the February 2026 Skyline Series B Private Placements and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 6% of the Class A Ordinary Shares underlying the Skyline Series B Preferred Shares. The warrants have an exercise price of $2.40 per share.

On March 20, 2026, Skyline entered into (i) a senior unsecured convertible note purchase agreement for an offering of approximately $16.6 million of Skyline's senior unsecured convertible notes (the “2026 Skyline Notes”) in a private placement and (ii) a securities purchase agreement dated March 20, 2026 for an offering of $0.6 million of Skyline’s Series B Preferred Shares (the “March 2026 Skyline Preferred Shares”) in a private placement (the "March 2026 Skyline Private Placement").

The March 2026 Skyline Private Placement closed on March 25, 2026. The 2026 Skyline Notes are convertible into Skyline's class A ordinary shares, par value $0.00001 per share at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments, that are subject to a floor of $1.50 per share. The conversion price of the 2026 Skyline Notes is also subject to other customary adjustments for share splits, recapitalizations, reorganizations and similar transactions The purchase price for each March 2026 Skyline Preferred Share was $5,000. Each March 2026 Skyline Preferred Share is convertible into Class A ordinary shares at a conversion price of $2.40 per share, subject to certain anti-dilution adjustments that are subject to a floor of $1.50 per share. The gross proceeds of the March 2026 Skyline Private Placement was approximately $17.2 million, before deducting placement agent fees and other offering expenses that were paid by Skyline.

In connection with the March 2026 Skyline Private Placement, Skyline also entered into placement agency agreements dated March 20, 2026 that included the payment of a cash fee equal to 8.0% of the aggregate gross proceeds of the March 2026 Skyline Private Placement and the issuance of non-callable warrants exercisable for a number of Skyline's Class A Ordinary Shares equal to 8% and 6% of the Class A Ordinary Shares underlying the 2026 Skyline Notes and March 2026 Skyline Preferred Shares, respectively. The warrants have an exercise price of $2.40 per share.

On March 29, 2026, QLE entered into a securities exchange agreement with an investor (the "QLE Exchange Agreement"). Per the QLE Exchange Agreement, the investor assigned and transferred 1,995,000 Class A Ordinary Shares held by the investor to QLE in exchange for an equal number of Class B Ordinary Shares held by QLE.

On March 31, 2026, Skyline issued an additional $3.0 million of 2026 Skyline Notes in a private placement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2025.

In the course of preparing the financial statements that are included in this Form 10-K, management has determined that material weaknesses exist within the internal controls over financial reporting. The material weakness identified relates to the lack of formal control documentation and consistent execution of control procedures, and the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because, prior to becoming a public company, we were a private company and did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We believe we have already and will continue to make progress in our remediation plan during the year ending December 31, 2026, but cannot assure you that we will be able to fully remediate the material weakness in 2026. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2025, the directors and officers of the Company (as defined in Rule
16a-1(f) of the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption/ Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Heather Kiessling (Chief Financial Officer)	Adoption	December 19, 2025	X	—	Up to 92,496	April 14, 2027
Paul E. Mann (Chief Executive Officer and Executive Chairman)	Adoption(4)	December 30, 2025	X	—	1,005,100	March 3, 2027
Duncan Moore (Director)	Adoption	December 31, 2025	X	—	11,462	April 16, 2026

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Rule 10b5-1 trading arrangements that are intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock awards (RSAs).
(4)
The adoption of the Stock Sale Plan, dated December 30, 2025, by Mr. Mann also terminated his Stock Sale Plan, dated December 13, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

You can find our governance documents, including our corporate governance guidelines and our code of business conduct and ethics, on our website www.aspisotopes.com under “Investor - Governance - Governance Documents.” Our Board regularly reviews and updates our governance materials in light of legal and regulatory requirements, evolving best practices and other developments. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit
Number	Description of Document
2.1	Firm Intention Letter Agreement, dated May 20,2025, by and between ASP Isotopes Inc. and Renergen Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 20, 2025).

2.2	Letter Agreement, dated November 27, 2025, by and among ASP Isotopes Inc. and Renergen Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 28, 2025).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).

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

10.31+	Non-Employee Director Compensation Policy adopted effective October 30, 2024 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on March 31, 2025).

10.32

Loan Agreement, dated May 19, 2025, by and among ASP Isotopes Inc., ASP Isotopes South Africa Proprietary Limited, as lender, and Renergen Limited, as borrower (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 20, 2025).

10.33

Loan Agreement, dated May 16, 2025, by and between QLE TP Funding SPE LLC, as borrower, and TerraPower, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2025).

10.34+	ASP Isotopes Inc. 2025 Inducement Equity Incentive Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2025).

10.35

Natrium Project Procurement Terms and Conditions – Enrichment Services by and between TerraPower, LLC and ASP Isotopes Inc., dated as of May 16, 2025 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 14, 2025).

10.36	HALEU Long-Term Supply Agreement by and between TerraPower, LLC and ASP Isotopes Inc., dated as of May 16, 2025 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 14, 2025).

10.37

Form of Convertible Note Purchase Agreement (including Form of Convertible Promissory QLE Note), by and among Quantum Leap Energy LLC and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 14, 2025).

10.38	Form of Registration Rights Agreement, by and among Quantum Leap Energy LLC and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 14, 2025).

10.39

Letter to the Term Loan Facility Agreement, dated November 27, 2025, by and among ASP Isotopes Inc., ASP Isotopes South Africa Proprietary Limited, as lender, and Renergen Limited, as borrower (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 28, 2025).

10.40*	Loan Agreement, between Industrial Development Corporation of South Africa Limited and Tetra4 Proprietary Limited, dated December 20, 2021.

10.41*	Amendment, dated October 10, 2023, to Loan Agreement between Industrial Development Corporation of South Africa Limited and Tetra4 Proprietary Limited.

10.42*	Amendment, dated September 1, 2025, to Loan Agreement between Industrial Development Corporation of South Africa Limited and Tetra4 Proprietary Limited.

10.43*

Finance Agreement, between U.S. International Development Finance Corporation, as successor in interest to Overseas Private Investment Corporation, and Tetra4 Proprietary Limited, dated August 20, 2019.

10.44*	Amendment No. 1 to Finance Agreement, between United States. International Development Finance Corporation and Tetra4 Proprietary Limited, dated March 30, 2020.

10.45*	Amendment No. 2 to Finance Agreement, between United States. International Development Finance Corporation and Tetra4 Proprietary Limited, dated April 28, 2020.

10.46*	Amendment No. 3 to Finance Agreement, between United States. International Development Finance Corporation and Tetra4 Proprietary Limited, dated February 26, 2021.

10.47*	Amendment No. 4 to Finance Agreement, between United States. International Development Finance Corporation and Tetra4 Proprietary Limited, dated August 24, 2021.

10.48*	Amendment No. 5 to Finance Agreement, between United States. International Development Finance Corporation and Tetra4 Proprietary Limited, dated December 16, 2021.

10.49*	Amended And Restated Secured Term Loan Facility Agreement between Renergen Limited and the Standard Bank of South Africa Limited, dated December 12, 2025.

10.50

Series Seed-1 Preferred Stock Purchase Agreement, dated as of July 28, 2025, by and between IsoBio, Inc. and ASP Isotopes Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 19, 2025).

10.51

Investors’ Rights Agreement, dated as of July 28, 2025, by and among IsoBio, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 19, 2025).

10.52

Voting Agreement, dated as of July 28, 2025, by and among IsoBio, Inc., ASP Isotopes Inc. and the Key Holders named therein (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 19, 2025).

10.53

Right of First Refusal and Co-Sale Agreement, dated as of July 28, 2025, by and among IsoBio, Inc. ASP Isotopes Inc. and the Key Holders named therein (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2025).

10.54*+	Second Amendment to Executive Employment Agreement between the registrant and Paul Mann dated April 5, 2024.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included as part of the signature page to this report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, effective October 2, 2023 2023 (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on April 10, 2024).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April, 2026.

ASP Isotopes Inc.

By	/s/ PAUL E. MANN
Paul E. Mann
Executive Chairman, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ PAUL E. MANN	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	April 10, 2026
Paul E. Mann

/s/ HEATHER KIESSLING	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2026
Heather Kiessling

/s/ MICHAEL GORLEY, Ph.D.	Director	April 10, 2026
Michael Gorley, Ph.D.

/s/ RALPH L. HUNTER, Jr.	Director	April 10, 2026
Ralph L Hunter, Jr.

/s/ SIPHO N. MASEKO	Director	April 10, 2026
Sipho N. Maseko

/s/ DUNCAN MOORE, Ph.D.	Director	April 10, 2026
Duncan Moore, Ph.D.

/s/ ROBERT RYAN	Director	April 10, 2026
Robert Ryan

/s/ TODD WIDER, M.D.	Director	April 10, 2026
Todd Wider, M.D.