Form 10-K/A
period 2025-12-31
ASP Isotopes Inc.
filed 2026-04-30
CIK 1921865

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

There were 125,903,447 shares of the registrant’s common stock, $0.01 par value, outstanding as of April 29, 2026.

EXPLANATORY NOTE

ASP Isotopes Inc. (“ASP Isotopes,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2026 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is hereby amended solely to include, as Exhibits 31.1 and 31.2, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment.

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

Annual Report on Form 10-K

For the Year Ended December 31, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently comprised of seven members, six of whom are “independent” under the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of April 29, 2026, and certain other information for each of the directors.

Name	Class	Age	Position	Director Since	Term Expires
Paul E. Mann	I	50	Chief Executive Officer and Executive Chairman	2021	2026
Michael Gorley, Ph.D. (2)	II	38	Director	2023	2027
Ralph L. Hunter, Jr. (1)	II	60	Director	2025	2027
Sipho N. Maseko (2)	III	57	Director	2025	2028
Duncan Moore Ph.D. (1)(3)	II	66	Director	2021	2027
Robert Ryan (1)(3)	I	57	Director	2024	2026
Todd Wider, M.D. (2)	III	60	Director	2021	2028

(1)	Member of our audit committee
(2)	Member of our nominating and corporate governance committee
(3)	Member of our compensation committee

Paul E. Mann co-founded the Company in September 2021 and has served as our Chairman and Chief Executive Officer and a member of our board of directors since incorporation. Paul also served as our Chief Financial Officer until September 2022. Effective January 1, 2026, the Skyline Builders Group Holding Limited board of directors appointed Paul Mann as Executive Chairman. Prior to ASPI, Paul was Chief Financial Officer of PolarityTE, Inc. (Nasdaq: PTE), a biotechnology company, from June 2018 until April 2020. Prior to that, he was responsible for Healthcare investments at DSAM Partners LLC, a global hedge fund. Earlier in his career, he was a portfolio manager at Highbridge Capital where he managed investments in healthcare and biotechnology. Prior to Highbridge Capital, from August 2013 to March 2016, he worked at Soros Fund Management where he was responsible for billions of dollars of investments in healthcare and chemicals companies. During his career as a healthcare and chemicals investor, Paul has helped create and fund numerous early stage and start-up companies. Prior to moving to the buy-side, Paul spent 11 years as a sell-side analyst at Morgan Stanley and Deutsche Bank. He co-managed the healthcare research team at Morgan Stanley, one of the top ranked teams in Institutional Investor, Greenwich and Reuters. He was also corporate broker to over half the UK Pharmaceutical Companies. Paul started his career as a research scientist at Procter and Gamble and he is named as the inventor of numerous skin creams in the Oil of Olay range of cosmetics. Between 2000 and 2023 he was a nonexecutive, independent director at Abeona Therapeutics (NASDAQ: ABEO), where he was the chair of the audit committee. He was the co-founder and Chairman of Varian Biopharma, a private biotechnology company focused on precision oncology until its sale in 2023. Paul has an MA (Cantab) and an MEng from Cambridge University, UK where he studied Natural Sciences and Chemical Engineering and he is a CFA charter holder.

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

Professor Michael Gorley, Ph.D., joined our board of directors in October 2023. Since May 2025, Prof. Gorley has been the Chief Executive Officer of Green Dragon Energy, a consulting company he established with a mission to help drive the green energy transition by empowering fusion, nuclear and green energy research. Prof. Gorley has served as senior fellow since January 2025 at UK Atomic Energy Authority (UKAEA). In this role Prof. Gorley has served as a strategic leader and technical specialist at UKAEA. Prior to assuming his current role at UKAEA, Prof. Gorley was the Director of Fusion Technology Division from January 2024 to January 2025, Chief Technologist from September 2020 till January 2024, Materials Technology Group Leader from August 2018 to September 2020 and Materials Technology Programme Manager from June 2016 to August 2018. In these roles, Prof. Gorley directed the establishment of the Materials Technology Group and supporting Materials Testing Laboratories, and led the EUROfusion Engineering Data and Design Integration group. In addition, Prof. Gorley has been a visiting professor at the University of Bristol, U.K. since June 2021. Prof. Gorley received a Ph.D. (DPhil) in Materials Science from Oxford University, U.K., with a thesis on ODS steels (specialized alloys for high-performance applications).

We believe that Prof. Gorley’s significant expertise in fusion technology and fusion materials contributes to the Board’s understanding and ability to analyze and navigate complex regulatory and business issues.

Ralph L. Hunter, Jr. joined our board of directors in September 2025. Mr. Hunter has over thirty five years of experience in the nuclear power generation industry. Since June 2025, Mr. Hunter has been the Chairman and Chief Executive Officer of RC Nuclear Consultants, LLC, a consulting company he established to help investors, technology companies, data center developers, power off takers and others navigate the new nuclear landscape. From February 2024 to June 2025, Mr. Hunter was President and Chief Executive Officer of Orion Nuclear Energy Corporation where he led the development company in securing opportunities nationally for both small modular reactors and micro-reactors. From 2013 to February 2024, Mr. Hunter led the development of Constellation Energy Corporation’s international clean energy business in his role as President of Constellation Generation Development, LLC (CGD), and was responsible for all of Constellation's (formerly Exelon Generation) development activities in the nuclear sector worldwide. Mr. Hunter served as Chair on the U.S. Civil Nuclear Trade Advisory Committee (CINTAC) which promoted civil nuclear energy exports, supported marketing U.S. civilian nuclear technologies, innovative U.S. nuclear technologies and the capabilities of U.S. nuclear operators and suppliers. Representing Constellation’s investment in small modular nuclear reactors internationally, Mr. Hunter also served on the Board of Rolls-Royce SMR Limited, a company involved in the United Kingdom’s clean energy development. Mr. Hunter was appointed as a member of the board of directors of Deep Isolation Nuclear, Inc. effective in January 2026. Mr. Hunter holds both a Bachelor of Engineering degree in Nuclear Engineering and a Master of Engineering degree in Nuclear Engineering from the University of Florida. He also attended the Executive Management Program at the Darden School of Business at the University of Virginia and is a certified Project Management Professional.

The Board believes that Mr. Hunter’s extensive relevant experience and competencies, including senior management experience, financial expertise, knowledge of the nuclear energy sector and risk governance, will be a valuable addition to the Board.

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

Todd Wider, M.D. has served on our board of directors since October 2021. Dr. Wider is currently Chief Medical Officer and board member of Xanadu Bio, Inc., a company focused on new modes of nanoparticle delivery of therapeutics. In addition, he is Chief Strategy Officer and board member at IsoBio and Chief Medical Officer and board member at Opeongo. Prior, Dr. Wider served as Executive Chairman and Chief Medical Officer of Emendo Biotherapeutics, which focused on highly specific next generation gene editing, until March 2024. Dr. Wider also served on the board of directors of ARYA Sciences Acquisition Corp I, which had a successful business combination with Immatics N.V. (IMTX) in 2020. He served on the board of ARYA Sciences Acquisition Corp II, which had a successful business combination with Nautilus Biotechnology (NAUT) in 2021. He also served on the board of ARYA III, which had a successful business combination with Cerevel Therapeutics (CERE) in 2021. He was also on the boards of ARYA Sciences Acquisition Corp IV (ARYD), which had a successful business combination with Adagio Medical Holdings, Inc. (ADGM) in 2024, and ARYA Sciences Acquisition Corp V (ARYD and ARYE), and Abeona Therapeutics Inc. (Nasdaq: ABEO). Dr. Wider has consulted with a number of entities in the biotechnology space. Dr. Wider is an active, honorary member of the medical staff of Mount Sinai Hospital in New York, where he worked for over 20 years, focused on reconstructive surgery. Dr. Wider received an MD from Columbia College of Physicians and Surgeons, where he was Rudin Fellow, and an AB, with high honors and Phi Beta Kappa, from Princeton University. He did his residency in general surgery and plastic and reconstructive surgery at Columbia Presbyterian Medical Center, and postdoctoral fellowships in complex reconstructive surgery at Memorial Sloan Kettering Cancer Center, where he was Chief Microsurgery Fellow, and in craniofacial surgery at the University of Miami. Dr. Wider is also a principal in Wider Film Projects, a documentary film company focused on producing films with sociopolitical resonance that have won Academy, Emmy and Peabody Awards.

We believe Dr. Wider, as a result of his vast public and private company board experience at a variety of companies, possesses knowledge and experience in various areas, including business leadership, finance and technology, which strengthens the Board’s overall knowledge, capabilities and experience.

Committees of the Board of Directors

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the board of directors. As of the date of this annual report, the composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq, and SEC rules and regulations. Each committee’s charter is available on the Investor Relations portion of our website at https://investors.aspisotopes.com under Governance.

Audit Committee

The members of our audit committee are Robert Ryan, Duncan Moore, and Ralph Hunter, with Mr. Ryan serving as chair. Our board of directors has determined that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated each of the audit committee members as an “audit committee financial expert,” as defined under the applicable rules of the SEC. Our board of directors has determined that each member of the audit committee meets the independence requirements for audit committees required under Section 10A of the Exchange Act and the applicable Nasdaq rules. The audit committee’s responsibilities include:

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
•
reviewing quarterly earnings releases.

Compensation Committee

The members of our compensation committee are Duncan Moore and Robert Ryan, with Dr. Moore serving as chair. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in SEC and Nasdaq rules, meets the heightened independence requirements for compensation committee purposes under Section 10C of the Exchange Act and related SEC and Nasdaq rules, and are considered a “non-employee director” under Rule 16b-3 under the Exchange Act. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Sipho Maseko, Michael Gorley, and Todd Wider, with Prof. Gorley serving as chair. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

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

Our Executive Officers

The following table sets forth information regarding our executive officers as of April 29, 2026(1):

Name	Age	Position
Paul E. Mann	50	Chief Executive Officer and Executive Chairman
Heather Kiessling	61	Chief Financial Officer
Robert Ainscow	50	Chief Operating Officer
Donald G. Ainscow	45	Executive Vice President, General Counsel and Secretary
(1)
As previously disclosed, the Company expects to appoint Stefano Marani and Nick Mitchell as executive officers of the Company once the terms of their employment agreements are finalized. For more information, see the Company’s Current Report on Form 8-K filed on January 12, 2026.

Paul E. Mann. Please see the biographical information provided above in the section entitled “Board of Directors.”

Heather Kiessling. Ms. Kiessling has served as our Chief Financial Officer since July 2024. She previously served as Managing Director at Danforth Advisors LLC, a life science financial strategy consultancy and was a consultant since October 2015, providing consulting and advisory services to the Company under the terms of a consulting agreement with Danforth Advisors since November 2021. Prior to joining Danforth Advisors, Ms. Kiessling held finance leadership roles at Cytonome/ST, LLC and AutoImmune Inc. Ms. Kiessling is a CPA and holds a B.A. in management science from University of California, San Diego, and an M.B.A. with a focus in finance and accounting from University of Michigan Graduate School of Business.

Robert Ainscow. Mr. R. Ainscow co-founded the Company in September 2021 and served as our VP and Head of Business Development until September 2022 when he was appointed Interim Chief Financial Officer. Prior to ASP Isotopes, Robert was head of capital markets at Zenzic Partners Limited from October 2017 to February 2021 and a founder of Bluezest Mortgages since November 2015. Robert has over 20 years’ experience in financing operating companies and lending platforms through the provision of structured finance and securitization structures in the debt capital markets. He has developed, executed and managed innovative structures to fund credit, renewable energy and transport and logistics assets encompassing all major financial jurisdictions, on and offshore. Robert began his career at the first ever internet-bank, First-E; in the investment banking division, WIT-Soundview. Following the “.com” correction he entered mainstream investment banking at U.S. firms Morgan Stanley and Bear Stearns in London where he was an analyst in the Law Division with responsibility for capital markets oversight and a Vice President in the Principal and Asset-Backed Finance Group with responsibility for securitization respectively. He subsequently worked at Investec bank twice over the subsequent years as well as a variety of directorships, consultancies and investments in start-up and growth phase lending and securitization platform.

Donald G. Ainscow Mr. D. Ainscow has served as our Executive Vice President, General Counsel and secretary since August 2025. Prior to joining the company, Mr. D. Ainscow was Of Counsel at the law firm Blank Rome LLP from October 2023 to August 2025. During his tenure at Blank Rome, Mr. D. Ainscow worked with ASP Isotopes and QLE as outside counsel on a number of acquisitions, securities and corporate matters. Prior to his time at Blank Rome, Mr. D. Ainscow was Of Counsel at DLA Piper LLP from November 2021 to October 2023. Mr. Ainscow began his legal career in October 2005 at Norton Rose Fulbright US LLP, where he most recently was Senior Counsel from January 2018 to November 2021. Mr. D. Ainscow brings more than 20 years of legal experience to the company’s executive team having worked at several global law firms, where he specialized in corporate law, mergers, acquisitions and other strategic transactions, securities offerings and SEC reporting, financings and corporate governance. Mr. D. Ainscow received a LL.B., with honors, from the University of Warwick, England, and a LL.M. from Duke University School of Law.

Family Relationships

Two members of our management team have a family relationship: Robert Ainscow and Donald G. Ainscow are brothers.

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

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended December 31, 2025, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a)), except that a late Form 4 report was filed for Dr. Moore on April 17, 2026 (which Form 4 reported two transactions) and a Form 3 and a Form 4 will be filed late for Mr. Maseko due to several failures of the company to obtain EDGAR filer codes on Mr. Maseko’s behalf.

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

Our named executive officers for 2025, which consist of our principal executive officer and our next two most highly compensated executive officers, were as follows:

•
Paul Mann, our Executive Chairman and Chief Executive Officer;
•
Heather Kiessling, our Chief Financial Officer; and
•
Robert Ainscow, our Chief Operating Officer.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to the Company and our subsidiaries for the years ended December 31, 2025 and 2024.

Name	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	All Other Compensation ($)(3)	Total ($)
Paul E. Mann, Chief Executive Officer and Executive Chairman	2025	620,000	600,000	15,548,328	53,443	16,821,771
	2024	510,000	500,000	3,757,309	—	4,767,309
Heather Kiessling, Chief Financial Officer	2025	460,000	230,000	5,066,496	—	5,756,496
	2024	200,000	200,000	1,312,000		1,712,000
Robert Ainscow, Chief Operating Officer	2025	400,000	230,000	5,066,496	8,623	5,705,119
	2024	310,000	180,000	658,500	—	1,148,500
(1)
On January 29, 2025, in recognition of the contributions of Mr. Mann, Ms. Kiessling and Mr. R. Ainscow to the Company in 2024, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2024 of $500,000, $200,000 and $180,000, respectively. On April 29, 2026, in recognition of the contributions of Mr. Mann, Ms. Kiessling and Mr. R. Ainscow to the Company in 2025, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2025 of $600,000, $230,000 and $230,000, respectively.
(2)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock awards granted during 2024 and 2025. Mr. Mann, Ms. Kiessling and Mr. R. Ainscow were granted restricted stock units under the QLE 2024 Equity Incentive Plan with a grant date fair value of $6,136,241, $2,454,496 and $2,454,496, respectively, of which the number of restricted stock units granted were not determinable as of December 31, 2025. Such awards will vest and become payable only upon consummation of a "Listing Event". For more information, see “—Employment Arrangements with Our Named Executive Officers—QLE Equity Awards” below. This amount has been computed in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 718. Assumptions used in the calculation of this amount are described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that will be realized by the recipient upon the vesting of the stock awards or the sale of the Common Stock underlying such awards.
(3)
Represents health benefits paid to Mr. Mann and Mr. R. Ainscow.

Employment Arrangements with Our Named Executive Officers

Below is a description of our employment agreements with our named executive officers for fiscal year 2025, including a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers.

Paul Mann

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

Heather Kiessling

We entered into an executive employment agreement with Heather Kiessling in June 2024 pursuant to which she was appointed as Chief Financial Officer, effective July 1, 2024. Pursuant to the agreement, Ms. Kiessling is entitled to an initial base salary of $400,000 per annum (subject to annual adjustments by the board of directors) and a target annual discretionary bonus equal to 50% of her annual base salary. Annual bonuses will be paid in a mixture of cash and Common Stock, as determined by the compensation committee. The employment agreement also provides that Ms. Kiessling will be awarded an initial grant of 400,000 shares of restricted stock pursuant to the Company’ 2024 Inducement Equity Incentive Plan, which shall vest (subject to compliance with the applicable vesting conditions) in eight equal semi-annual installments over a four-year period beginning on the six-month anniversary of the Transition Date. The award of 400,000 shares of restricted stock was granted as an inducement material to Ms. Kiessling becoming an employee of the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). Ms. Kiessling will also be eligible to receive annual equity-based awards pursuant to the Company’s 2022 Equity Incentive Plan.

Ms. Kiessling’s employment agreement has an initial term of one year and will automatically renew for successive one-year periods unless either party provides notice of non-renewal at least three months prior to expiration of the then-current term. Ms. Kiessling is also entitled to certain severance benefits under her employment agreement.

Upon a termination of Ms. Kiessling’s employment for any reason other than due to her voluntary resignation without good reason and which does not occur in connection with a change in control, Ms. Kiessling will receive reimbursement of COBRA premiums for up to an 18-month period.

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

Robert Ainscow

We entered into an executive employment agreement with Robert Ainscow in October 2021 pursuant to which he was appointed as Vice President and Head of Business Development. We entered into amendments to Mr. R. Ainscow’s employment agreement in September 2022 in connection with his appointment as Interim Chief Financial Officer and in April 2024 in connection with his appointment as Chief Operating Officer and Chief Financial Officer. Pursuant to the agreement (as amended), Mr. R. Ainscow is entitled to a base salary of $360,000 per annum (subject to annual adjustments by the board of directors), a target annual discretionary bonus equal to 40% of his annual base salary, and milestone-based bonuses paid in shares of our Common Stock based on the achievement of revenue milestones. Annual bonuses will be paid in a mixture of cash and Common Stock, as determined by the compensation committee.

Mr. R. Ainscow’s employment agreement, as amended, has an initial term of three years ending on April 5, 2027 and will automatically renew for successive one-year periods unless either party provides notice of non-renewal at least three months prior to expiration of the then-current term. Mr. R. Ainscow is also entitled to certain severance benefits under his employment agreement.

Upon a termination of Mr. R. Ainscow’s employment for any reason other than due to his voluntary resignation without good reason and which does not occur in connection with a change in control, Mr. R. Ainscow will receive reimbursement of COBRA premiums for up to an 18-month period.

Upon a termination of Mr. R. Ainscow’s employment due to his death, disability, or termination without cause, resignation for good reason, or resignation in connection with a change in control the vesting and exercisability of all equity awards held by Mr. R. Ainscow shall immediately accelerate, so that all such equity awards shall be fully vested and exercisable as of the date of his termination. Additionally, upon such termination Mr. R. Ainscow’s stock options (as well as any other exercisable equity awards) will remain exercisable until the earlier of one year after Mr. R. Ainscow’s termination or the original maximum permitted term of the equity award.

Restricted Stock Awards in 2025

On April 14, 2025, we made an award of restricted stock to Mr. Mann pursuant to the terms of his employment agreement. Mr. Mann received 1,441,361 shares of restricted common stock (or 2% of the Company’s outstanding common shares as of the Company’s immediately preceding fiscal year), which will become 25% vested on each of June 1, 2025, September 1, 2025, December 1, 2025 and March 1, 2026.

In addition, on April 14, 2025, we made a discretionary award of restricted stock to Ms. Kiessling and Mr. R. Ainscow. Ms. Kiessling and Mr. R. Ainscow each received 400,000 shares of restricted common stock, which will vest in equal semi-annual installments over a four-year period beginning on the grant date, subject to his or her continuous service with us as of each such vesting date.

QLE Equity Awards

Quantum Leap Energy LLC (QLE) was formed in September 2023 as a wholly owned subsidiary of the Company to focus on the development and commercialization of advanced nuclear fuels, such as High-Assay Low Enriched Uranium (HALEU) and Lithium-6. In 2024, the Quantum Leap Energy LLC 2024 Equity Incentive Plan, as amended (which we refer to as the QLE Equity Plan), was adopted by the QLE board of managers and the board of directors of the Company, and was approved by the Company, as sole member of QLE, and the Company's stockholders at the Company's 2024 annual meeting of stockholders. The maximum aggregate number of shares authorized for issuance under the QLE Equity Plan is 15% of the common equity of QLE deemed outstanding. For purposes hereof, “common equity of QLE deemed outstanding” means: (i) ASP Isotopes Inc.’s shares or equity interest in QLE and (ii) the shares or units of common equity issuable upon conversion of QLE’s convertible promissory notes issued in February and June 2024 (or any securities issued upon conversion or exchange thereof).

In 2025, each of our named executive officers (NEOs) received equity awards under the QLE Equity Plan in the form of restricted stock unit (RSU) awards that will vest and become payable only upon consummation of a "Listing Event" (as defined below), which includes certain liquidity events, such as an initial public offering of QLE or a merger of QLE with a SPAC or another public company, subject to the NEO’s continued employment with the Company through the date of such liquidity event. Through this design, our NEOs may only realize liquidity from their QLE equity awards when the Company has achieved liquidity with respect to its ownership stake in QLE and will forfeit their equity awards if their employment terminates for any reason prior to the date of such liquidity event, thereby aligning the NEOs’ incentives with those of the Company and our stockholders.

In 2025, Mr. Mann, Ms. Kiessling, and Mr. R. Ainscow received an RSU award for 2.5%, 1.0%, and 1.0%, respectively, of the common equity of QLE deemed outstanding as of the grant date, each such RSU award subject to vesting in full upon consummation of a "Listing Event". For purposes of the vesting of the RSUs issued to our NEOs, “Listing Event” means the consummation, on or before September 21, 2028, of any of the following transactions by QLE, a corporate successor to QLE or a holding company established with respect to QLE’s equity securities in connection with any of the following transactions (a “Public Issuer”): (i) a listing of common equity of QLE (or the common equity of such Public Issuer) through acquisition by or merger of such Public Issuer with a special purpose acquisition company or another entity listed on the NYSE or NASDAQ, (ii) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act and in connection with such offering the common equity of QLE is listed for trading on the Nasdaq, the NYSE or another exchange or marketplace approved by the Board, or (iii) a direct listing of common equity of QLE (or the common equity securities of the Public Issuer) on the NYSE or Nasdaq.

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

Compensatory Actions After Fiscal Year End

As described above, our named executive officers are eligible to receive annual bonuses in accordance with the terms of their respective employment agreements, with the amount of such bonus and whether such bonus is paid in cash or stock (or a mix of cash and stock) to be determined by the board of directors in its discretion, based on a recommendation of the compensation committee. On April 29, 2026, in recognition of the contributions of Mr. Mann, Ms. Kiessling and Mr. R. Ainscow to the Company in 2025, the board of directors approved, based on a recommendation by the compensation committee, a discretionary cash bonus for 2025 of $600,000, $230,000 and $230,000, respectively. In addition, on April 29, 2026, the Board increased the base salaries of our named executive officers as follows: Mr. Mann $720,000; Ms. Kiessling $550,000; and Mr. R. Ainscow $510,000.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding option and stock awards held by our named executive officers as of December 31, 2025.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Paul E. Mann	11/15/2022	250,000		1,337,500
	4/14/2025	360,341		1,927,824
	9/21/2025	—	(3)	—
Heather Kiessling	7/1/2024	300,000		1,605,000
	4/14/2025	350,000		1,872,500
	9/21/2025	—	(3)	—
Robert Ainscow	11/15/2022	150,000		802,500
	9/6/2024	225,000		1,203,750
	4/14/2025	350,000		1,872,500
	9/21/2025	—	(3)	—
(1)
Stock awards granted prior to the Company’s initial public offering in November 2022 were issued pursuant to our 2021 Stock Incentive Plan and option and stock awards granted thereafter were issued pursuant to our 2022 Equity Incentive Plan.
(2)
Represents the fair market value of unvested RSAs as of December 31, 2025 based upon the closing market price of our common stock on December 31, 2025 of $5.35 per share.
(3)
In September 2025, restricted stock units were granted from the QLE 2024 Equity Incentive Plan to Mr. Mann, Ms. Kiessling and Mr. R. Ainscow totaling 2.5%, 1.0% and 1.0%, respectively, of the common equity deemed outstanding in QLE. The number and market value of the restricted stock units issued were not determinable as of December 31, 2025.

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee-directors for service on our board of directors during the year ended December 31, 2025. The table does not include Mr. Mann, our Executive Chairman and Chief Executive Officer, who did not receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)(4)	Total ($)
Michael Gorley, Ph.D.	100,000	211,613	311,613
Ralph L. Hunter, Jr. (1)	25,000	300,922	325,922
Sipho N. Maseko (2)	50,000	358,029	408,029
Duncan Moore Ph.D.	100,000	440,070	540,070
Robert Ryan	100,000	211,613	311,613
Todd Wider, M.D.	100,000	440,070	540,070

(1)
Mr. Hunter joined the board of directors in September 2025.
(2)
Mr. Maseko joined the board of directors in April 2025.
(3)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock awards granted during 2025. While the number of shares subject to each of the Initial Grant and Annual Grant is determined by dividing the value of such award by the closing price of our stock over the trailing 30-day period prior to the grant date, this amount has been computed in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 718. Assumptions used in the calculation of this amount are described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This amount does not reflect the actual economic value that will be realized by the recipient upon the vesting of the stock awards or the sale of the Common Stock underlying such awards.
(4)
As of December 31, 2025, each individual who served as a director during 2025 held the following outstanding unvested stock awards, all of which were restricted stock awards.

Name	Aggregate Number of Shares Underlying Restricted Stock Awards
Michael Gorley, Ph.D.	36,548
Ralph L. Hunter, Jr.	47,018
Sipho N. Maseko	58,970
Duncan Moore Ph.D.	62,017
Robert Ryan	36,548
Todd Wider, M.D.	62,017

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”), governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Insider Trading Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in our securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of April 29, 2026, by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 29, 2026, through the exercise of any stock option, warrants or other rights or vesting of restricted stock units. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 125,903,447 shares of our common stock outstanding as of April 29, 2026. Shares of our common stock that a person has the right to acquire within 60 days of April 29, 2026, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o ASP Isotopes Inc., 2200 Ross Avenue, Suite 4575E, Dallas, Texas 75201.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% and Greater Stockholders
BlackRock, Inc.(3)	8,274,763	6.6%
Encompass Capital Advisors LLC(4)	6,413,362	5.1%
Named Executive Officers and Directors
Paul E. Mann	7,597,385	6.0%
Heather Kiessling	709,376	*
Robert Ainscow	1,490,317	1.2%
Michael Gorley, Ph.D.	117,908	*
Ralph L. Hunter, Jr.	47,018	*
Sipho N. Maseko	58,970	*
Duncan Moore Ph.D.	1,044,928	*
Robert Ryan	652,222	*
Todd Wider, M.D.	772,247	*
All current executive officers and directors as a group (10 persons)	12,990,371	10.3%

* Less than one percent.

(1)
Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)
For each of our executive officers and directors, the shares listed in this column include the following shares of restricted stock (which are subject to forfeiture and shall be automatically transferred back to the Company upon termination or cessation of service if the vesting conditions have not been satisfied): 250,000 shares for Mr. Mann; 550,000 shares for Ms. Kiessling; 637,500 shares for Mr. R. Ainscow; 47,018 shares for Mr. Hunter; and 36,548 shares for each of Professor Gorley, Mr. Maseko, Dr. Moore, Mr. Ryan and Dr. Wider.
(3)
Based on a Schedule 13G filed with the SEC on April 27, 2026 reporting sole voting power with respect to 8,117,277 shares of common stock and sole dispositive power with respect to 8,274,763 shares of common stock as of December 31, 2025. The securities are beneficially owned, or deemed to be beneficially owned, by certain business units of BlackRock, Inc. and its subsidiaries and affiliates. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.
(4)
Based on a Schedule 13G filed with the SEC jointly by Encompass Capital Advisors LLC and Todd Kantor on January 23, 2026 reporting shared voting and dispositive power with respect to 6,413,362 shares of common stock as of January 16, 2026. Mr. Kantor is the managing member of Encompass Capital Advisors LLC. Mr. Kantor disclaims beneficial ownership of the securities reported herein except to the extent of his pecuniary interest therein. The address of Encompass Capital Advisors LLC is 200 Park Avenue, Suite 1604, New York, NY 10166.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2025, about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	808,000	(1)	$3.06	(2)	385,036	(3)
Equity compensation plans not approved by security holders(4)(5)(6)	—		—		2,915,000
Total	808,000		$3.06		3,300,036

(1)
Represents 808,000 shares of common stock issuable upon the exercise of outstanding stock options that will entitle the holder to one share of common stock for each options that vests over the holder’s vesting period.
(2)
The weighted-average exercise price is calculated based solely on outstanding stock options and does not include outstanding restricted stock units, which do not have an exercise price.
(3)
Consists of shares of common stock that remain available for future issuance under the Company’s 2022 Equity Incentive Plan (2022 Plan). The 2022 Plan provides for annual increases in the number of shares available for issuance under the 2022 Plan on the first day of each fiscal year beginning in 2023, equal to the lesser of: (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) an amount determined by our board of directors. Accordingly, on January 1, 2026, the number of shares of common stock reserved and available for issuance under the 2022 Plan increased by 5,583,889 shares. The number in column (c) does not include such shares.
(4)
In June 2024, our Board adopted the 2024 Inducement Equity Incentive Plan, under which 915,000 shares of the Company’s common stock are available for future issuance. Stockholder approval of the 2024 Inducement Equity Incentive Plan was not required under Nasdaq Marketplace Rule 5635(c)(4). The 2024 Inducement Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (consisting of performance shares or performance units) and other cash-based or stock-based awards exclusively to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. The terms of awards under the 2024 Inducement Equity Incentive Plan are substantially similar to those of the 2022 Equity Incentive Plan, including the treatment of awards upon a corporate transaction or change in control.
(5)
In March 2024, the Company adopted the QLE 2024 Equity Incentive Plan (“QLE 2024 Plan”). The QLE 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards, performance awards and stock appreciation rights to employees, nonemployee directors, and consultants. The maximum contractual term of options granted under the QLE 2024 Plan is ten years and incentive stock options granted under the QLE 2024 Plan shall not exceed 50% of the maximum number of shares or units of common equity that may be issued under the QLE 2024 Plan. The maximum number of shares or units of QLE’s common equity that may be issued under the QLE 2024 Plan is equal to 15% of the common equity deemed outstanding as of the effective date of the QLE 2024 Plan. As of December 31, 2025, no common equity deemed outstanding remained available for future grant under the QLE 2024 Plan.
(6)
In July 2025, our Board adopted the 2025 Inducement Equity Incentive Plan, under which we reserved 2,000,000 shares of the Company’s common stock. Stockholder approval of the 2025 Inducement Equity Incentive Plan was not required under Nasdaq Marketplace Rule 5635(c)(4). The 2025 Inducement Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (consisting of performance shares or performance units) and other cash-based or stock-based awards exclusively to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. The terms of awards under the 2025 Inducement Equity Incentive Plan are substantially similar to those of the 2022 Equity Incentive Plan, including the treatment of awards upon a corporate transaction or change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our common stock is listed on the Nasdaq Stock Market. Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

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

Our board of directors has determined that each of the current non-employee directors, Michael Gorley, Ph.D., Ralph Hunter, Jr., Sipho Maseko, Duncan Moore, Ph.D., Robert Ryan and Todd Wider, M.D., are independent directors. In making this determination, our board of directors applied the standards set forth under applicable SEC and Nasdaq rules. Our board of directors considered all relevant facts and circumstances known to it in evaluating the independence of these directors, including their current and historical employment, any compensation we have given to them, any transactions we have with them, their beneficial ownership of our capital stock, their ability to exert control over us, all other material relationships they have had with us and the same facts with respect to their immediate families.

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

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements described in the “Executive Compensation” section of this Annual Report on Form 10-K/A and the transactions described below, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Employment Relationships with Related Persons. Mr. Robert Ainscow, our Chief Operating Officer, is the brother of Donald Ainscow, who was appointed as Executive Vice President, General Counsel and Secretary in August 2025, and Natalie Grancharov was employed by us in March 2026, joining from Intel Corporation as Vice President, Business Development to support the Electronics business. Each of Mr. D. Ainscow’s and Ms. Grancharov’s compensation is greater than $120,000, and consists of a base salary, bonus and equity awards.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accountants’ Fees

Our audit committee is responsible for the audit fee negotiations associated with the Company’s retention of EisnerAmper LLP ("EisnerAmper") as the independent registered public accounting firm retained to audit the Company’s financial statements. The following table is a summary of fees billed to the Company by EisnerAmper for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

Service	2025	2024
Audit Fees(1)	$1,194,892	$521,722
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total	$1,194,892	$521,722

(1)
Audit fees include audit, reviews, and work related to the filing of registration statements, including issuances of consents and comfort letter.
(2)
Tax fees are related to tax compliance and advisory services.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2025 and 2024. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

ASP Isotopes Inc.

By	/s/ PAUL E. MANN
Paul E. Mann
Executive Chairman, Chief Executive Officer and Director