Form 10-Q
period 2026-03-31
ASP Isotopes Inc.
filed 2026-05-20
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Registrant’s telephone number, including area code: (214) 432-8219

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

As of May 20, 2026, the registrant had 125,903,447 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the ability to recognize the anticipated benefits of acquisitions and investments, including our acquisition of Renergen;
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
•
our inability to compete effectively;
•
risks associated with the current economic environment, including any future economic downturn, the impact of inflation or tariffs, disruptions in financial credit and other disruptions resulting from geo-political events such as the Russian invasion of Ukraine, conflicts in the Middle East, including the United States-Israel-Iran war, and trade tensions between the U.S. and China;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended), and other reports that we filed with the SEC. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Note Regarding Company References

Unless the context otherwise requires, references to the “Company,” “our Company,” “ASPI,” “we,” “us” and “our” refer to ASP Isotopes Inc. and its direct and indirect subsidiaries; references to “ASP Isotopes” refer to ASP Isotopes Inc. and not to any of its subsidiaries; references to “QLE” refer to Quantum Leap Energy, LLC; references to “Renergen” refer to Renergen Limited, a public corporation incorporated in 2014 and existing under the South African Companies Act 71 of 2008, as amended, together with its subsidiaries unless the context dictates otherwise; references to “Tetra4” refer to Tetra4 Proprietary Limited; references to “Skyline” refer to Skyline Builders Group Holding Limited, together with its subsidiaries. The terms “dollar,” “USD” or “$” refer to U.S. dollars, and the terms “R,” “ZAR” or “rand” refer to the South African rand.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025 *
Assets
Current assets:
Cash and cash equivalents	$207,346	$279,572
Short-term investments	83,170	47,745
Restricted cash	2,766	—
Accounts receivable	2,393	1,078
Inventories	1,369	1,098
Note receivable	—	32,005
Deferred offering costs	2,964	1,782
Prepaid expenses and other current assets	8,732	4,949
Current assets of discontinued operations	—	31,690
Total current assets	308,740	399,919
Property and equipment, net	91,795	33,291
Natural gas properties	130,222	—
Operating lease right-of-use assets, net	2,868	1,464
Deferred tax assets	72	—
Intangible assets	675	409
Goodwill	6,394	5,177
Lease receivable - noncurrent	3,908	426
Restricted cash	1,632	—
Equity method investments	24,855	—
Other investments	15,580	5,580
Other noncurrent assets	928	866
Noncurrent assets of discontinued operations	—	50,888
Total assets	$587,669	$498,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,868	$3,814
Accrued expenses	7,897	4,414
Debt - current	53,265	584
Finance lease liabilities – current	165	167
Operating lease liabilities – current	789	544
Deferred revenue	882	882
Other current liabilities	501	501
Current liabilities of discontinued operations	—	21,790
Total current liabilities	70,367	32,696
Deferred tax liabilities	5,980	—
Convertible notes payable, at fair value	199,891	199,323
Debt - noncurrent	5,060	1,471
Finance lease liabilities – noncurrent	413	471
Operating lease liabilities – noncurrent	2,254	1,059
Deferred revenue - noncurrent	820	—
Other noncurrent liabilities	3,867	—
Noncurrent liabilities of discontinued operations	—	102
Total liabilities	288,652	235,122
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 125,947,771 shares issued and 125,903,447 shares outstanding as of March 31, 2026 and 111,677,771 shares issued and outstanding as of December 31, 2025	1,259	1,117
Treasury stock at cost	—	—
Additional paid-in capital	528,924	431,757
Accumulated deficit	(238,523)	(231,265)
Accumulated other comprehensive (loss) income	(2,659)	2,542
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders	289,001	204,151
Noncontrolling interests in consolidated subsidiaries	10,016	58,747
Total stockholders’ equity	299,017	262,898
Total liabilities and stockholders’ equity	$587,669	$498,020

* Reclassified to reflect discontinued operations presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue	$3,980	$1,102
Collaboration revenue	200	—
Total revenue	4,180	1,102
Cost of revenue	2,514	775
Gross profit	1,666	327
Operating expenses:
Research and development	5,263	1,530
Selling, general and administrative	21,291	6,749
Total operating expenses	26,554	8,279
Loss from operations	(24,888)	(7,952)
Other (expense) income:
Foreign exchange transaction loss	(3,725)	(61)
Change in fair value of share liability	—	12
Change in fair value of convertible notes payable	(568)	(957)
Change in fair value of equity investments	1,126	—
Interest income	3,047	513
Interest expense	(1,729)	(87)
Total other expense	(1,849)	(580)
Loss before income tax benefit	(26,737)	(8,532)
Income tax benefit	31	71
Net loss from continuing operations	(26,706)	(8,461)
Income from discontinued operations, net of taxes	19,585	—
Net loss	(7,121)	(8,461)
Less: Net loss attributable to noncontrolling interests	(243)	(15)
Net loss attributable to ASP Isotopes Inc. shareholders	$(6,878)	$(8,446)
Net (loss) income per share, basic and diluted
Continuing operations	$(0.22)	$(0.12)
Discontinued operations	$0.16	$—
Attributable to ASP Isotopes Inc. shareholders	$(0.06)	$(0.12)
Weighted average shares of common stock outstanding, basic and diluted	121,000,699	69,484,200

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(7,121)	$(8,461)
Foreign currency translation	(6,808)	1,171
Less: reclassification to earnings	1,496	—
Total comprehensive loss before allocation to noncontrolling interests	(12,433)	(7,290)
Less: Comprehensive loss attributable to noncontrolling interests	(302)	(1)
Total comprehensive loss	$(12,131)	$(7,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Treasury		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Stock	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2025	111,677,771	$1,117	—	$—	$431,757	$2,542	$(231,265)	$58,747	$262,898
Issuance of common stock to acquire Renergen	14,270,000	142	—	—	92,755	—	—	—	92,897
Forfeiture of restricted common stock	(44,324)	—	44,324	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,412	—	—	—	4,412
Deconsolidation of subsidiary	—	—	—	—	—	(9)	—	(86,774)	(86,783)
Fair value of noncontrolling interest at acquisition of Numed	—	—	—	—	—	—	—	597	597
Fair value of noncontrolling interest at acquisition of Renergen	—	—	—	—	—	—	—	7,276	7,276
Distribution to noncontrolling interest of Renergen	—	—	—	—	—	—	(380)	—	(380)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	26,960	26,960
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(257)	(257)
Foreign currency translation	—	—	—	—	—	(6,688)	—	429	(6,259)
Reclassification to earnings	—	—	—	—	—	1,496	(1,496)	—	—
Net loss - continuing operations	—	—	—	—	—	—	(26,463)	(243)	(26,706)
Gain on deconsolidation	—	—	—	—	—	—	20,832	—	20,832
Net income - discontinued operations	—	—	—	—	—	—	249	3,281	3,530
Balance as of March 31, 2026	125,903,447	$1,259	44,324	$—	$528,924	$(2,659)	$(238,523)	$10,016	$299,017

Balance as of December 31, 2024	72,068,059	$721	—	$—	$105,515	$(2,164)	$(56,173)	$3,268	51,167
Stock-based compensation expense	—	—	—	—	1,890	—	—	—	1,890
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(38)	(38)
Foreign currency translation	—	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	—	(8,446)	(15)	(8,461)
Balance as of March 31, 2025	72,068,059	$721	—	$—	$107,405	$(993)	$(64,619)	$3,215	$45,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from Operating activities
Net loss	$(7,121)	$(8,461)
Adjustments to reconcile net loss to cash used in operating activities:
Income from discontinued operations	(249)	—
Foreign exchange transaction loss from intercompany	3,607	61
Depreciation and amortization	3,057	149
Gain on deconsolidation	(19,336)	—
Non cash interest expense on debt	2,541	—
Stock-based compensation	4,412	1,890
Shares issued for non-cash consultant expense	—	247
Change in fair value of share liability	—	(12)
Change in fair value of convertible notes payable	568	957
Change in fair value of equity investments	(1,126)	—
Change in right-of-use lease asset	3,293	130
Non-cash lease income	(62)	—
Change in deferred taxes	(76)	(81)
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	(800)	—
Receivable from noncontrolling interest	—	31
Inventories	(208)	(273)
Prepaid expenses and other current assets	(739)	1,190
Other noncurrent assets	(89)	39
Accounts payable	(162)	1,072
Accrued expenses	(1,172)	720
Operating lease liabilities	(3,251)	(60)
Other current liabilities	(112)	(769)
Other noncurrent liabilities	386	-
Net cash used in operating activities – continuing operations	(16,639)	(3,170)
Cash used for operating activities – discontinued operations	(1,121)	—
Net cash used in operating activities	(17,760)	(3,170)
Cash flows from investing activities
Purchases of property and equipment	(6,137)	(2,309)
Purchases of short-term investments	(35,425)	—
Principal collections from lease receivable	159	—
Cash advance paid for property and equipment	—	(50)
Purchase of equity investments	(10,000)	—
Cash received for acquisition of business, net of cash paid	4,919	—
Cash disposed of upon deconsolidation of subsidiary	(50,699)	—
Net cash used in investing activities – continuing operations	(97,183)	(2,359)
Net cash used in investing activities	(97,183)	(2,359)
Cash flows from financing activities
Payment of deferred issuance costs	(267)	—
Proceeds from collection of receivable from noncontrolling interest in VIE	—	29
Distribution to noncontrolling interest in VIE	(257)	(38)
Distribution to noncontrolling interest of Renergen	(380)	—
Proceeds from issuance of debt	53	46
Payment of principal portion of debt	(1,823)	(252)
Payment of principal portion of finance leases	(44)	(10)
Net cash used in financing activities – continuing operations	(2,718)	(225)
Cash provided by financing activities – discontinued operations	45,886	—
Net cash provided by (used in) financing activities	43,168	(225)
Net change in cash, cash equivalents and restricted cash	(71,775)	(5,754)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,044)	(170)
Cash, cash equivalents and restricted cash - beginning of period	285,563	61,890
Cash, cash equivalents and restricted cash - end of period	$211,744	$55,966
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$207,346	$55,966
Restricted cash	4,398	—
Total cash, cash equivalents, and restricted cash	$211,744	$55,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

Supplemental disclosures of non-cash investing and financing activities:
Derecognition of asset as a result of sales-type lease	$1,689	$—
Unpaid financing fees	$915	$—
Lease receivable	$1,689	$—
Purchase of property and equipment included in accounts payable	$1,358	$466
Purchase of property and equipment with bank loans	$53	$47,080
Right-of-use asset obtained in exchange for operating lease liability	$1,673	$—
Right-of-use asset obtained in exchange for finance lease liability	$341	$—
Common stock issued in acquisition of Renergen	$92,897	$—
Contingent consideration for acquisition of Numed	$358	$—

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

The Company commenced commercial production of enriched isotopes at both of its ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. However, we have not generated any revenue from the sale of our enriched isotopes as of March 31, 2026. The Company's first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. Depending on the timing and the quality of the feedstock received from our customer, the Company is targeting initial commercial shipments of enriched C-14 in the third quarter of 2026. The Company is targeting initial commercial shipments of enriched Si-28 around mid-year 2026. The Company has also completed the commissioning phase of its third enrichment facility, a QE technology facility, which is the Company's first laser-based enrichment plant. The Company is targeting initial commercial shipments of Yb-176 in the third quarter of 2026.

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

Quantum Leap Energy LLC (“QLE”), the Company's subsidiary, is currently pursuing an initiative to apply its enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. The Company believes that the U-235 QLE may produce has the potential to be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of the Company's uranium enrichment initiative, in October 2024, the Company entered into a term sheet with TerraPower, LLC (“TerraPower”) which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility in 2027. In addition, in November 2024, the Company entered into a memorandum of understanding with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. As part of the collaboration contemplated by the MOU with Necsa, QLE’s South African subsidiary has entered into a Pre-Implementation Services Contract Agreement (“Services Contract”) with Necsa, pursuant to which Necsa has agreed to provide to QLE’s South African subsidiary certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. See the section captioned “TerraPower” below (Note 13) for disclosures regarding certain definitive agreements entered into between TerraPower and us and/or the Company's subsidiaries, including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer.

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

QLE entered into the Securities Exchange Agreement (the "Exchange Agreement") with a third party, effective as of March 29, 2026, which resulted in the deconsolidation of Skyline (Note 21). QLE retained approximately 8.6% percent of the outstanding Class A ordinary and preferred shares of Skyline immediately following deconsolidation.

The Company acquired Renergen in January 2026. Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the natural gas reserve base that underpins Renergen’s natural gas development project (the “Virginia Gas Project”). The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s natural gas processing plant in the Free State Province of South Africa. The Company is targeting to start the liquefaction of helium process in the second half of 2026. Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds an onshore petroleum production right and is the entity developing and operating the Virginia Gas Project.

Liquidity

The Company has incurred net losses and negative cash flows from operating activities since its inception. The Company incurred net losses from continuing operations of $26.7 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company currently expects that its cash and cash equivalents of $207.3 million and short-term investments of

$83.2 million as of March 31, 2026, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025.

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, fair value of convertible notes, equity and other investments, gas reserves, provisions for environmental rehabilitation, loss contingencies and the accounting for acquisitions, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

The Company has reclassified certain prior-year amounts to conform to the current-year’s presentation. The accounting requirements for reporting the separation of Skyline as a discontinued operation were met when the deconsolidation was completed on March 29, 2026. Accordingly, the historical results of Skyline are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Refer to Note 21, “Discontinued Operations,” for additional information.

Principles of consolidation

The Company’s condensed consolidated financial statements include the accounts of ASP Isotopes Inc., its wholly-owned subsidiaries, the 80% owned Enlightened Isotopes (PTY) Ltd (“Enlightened Isotopes”), the 60% owned Numed Diagnostics, LLC ("Numed"), the 51% owned PET Labs Pharmaceuticals Proprietary Limited (“PET Labs”), the 94.5% owned Tetra4, and the 42% owned VIE ASP Rentals Proprietary Limited (“ASP Rentals”). All intercompany balances and transactions have been eliminated in consolidation.

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa, Quantum Leap Energy South Africa and Renergen is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals is the South African Rand. The functional currency of the previously consolidated Skyline Builders Group Holding Limited (“Skyline”) is the Hong Kong Dollar. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations and comprehensive loss. Assets and liabilities of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2026 and 2025.

The Company's foreign subsidiaries held cash of approximately $4.9 million and $9.6 million as of March 31, 2026 and December 31, 2025, respectively, which is included in cash and cash equivalents on the condensed consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable as the following customer balances exceed 10% of accounts receivable in the consolidated balance sheets as March 31, 2026 and December 31, 2025 (in thousands).

	As of March 31, 2026		As of December 31, 2025
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer A	$273	11%	$—	—

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed as of March 31, 2026. Generally, the Company does not require customer to post collateral or other securities to support our associated accounts receivable.

There was one customer in the Helium and LNG segment representing $0.6 million, or 15%, of the Company's consolidated revenues for the three months ended March 31, 2026. No customers represented over 10% of the Company's consolidated revenues for the three months ended March 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents totaling $200.1 million and $267.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

Restricted Cash

Restricted cash represents cash balances that are legally or contractually restricted as to withdrawal or use. Restricted cash is classified as current or noncurrent on the condensed consolidated balance sheet based on the nature and expected timing of the underlying restriction. Amounts classified as restricted cash are excluded from cash and cash equivalents and are disclosed separately on the balance sheet. As of March 31, 2026, the Company had current restricted cash of $1.6 million related to reserving six months of payments to fulfill obligations under the DFC Credit Facility (defined below) and $1.2 million related to reserving six months of payments to fulfill obligations under the IDC Loan (defined below). Refer note 9, “Debt,” for additional information. As of March 31, 2026, the Company had noncurrent restricted cash of $1.1 million related to Renergen's obligation to manage the negative environmental impact associated with its operational activities and $0.5 million related to electricity payments and early termination guaranties with a public utility company.

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

The Company’s convertible notes payable (Note 9) is measured as a Level 3 fair value on a recurring basis.

Equity Method and Other Investments

The Company accounts for investments in entities over which it has significant influence, but not control, using the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"). Significant influence is generally presumed when the Company owns 20% to 50% of the voting interests in the investee, unless other factors indicate otherwise.

Under the equity method, the Company has elected to initially record the investment at fair value and subsequently adjusts the carrying amount to reflect its share of the investee’s earnings or losses, which are recognized in the consolidated statements of income. Dividends received from equity method investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Alternatively, the Company may elect to utilize the fair value option. The Company's equity method investments include the Company's investment in Skyline utilizing the fair value option.

The Company also holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities ("ASC 321"), which allows the Company to record the investments at cost, less impairments, plus or minus observable price changes in orderly transactions for the identical or similar investment. The Company's investments recorded at cost include IsoBio, Inc. ("IsoBio") and Opeongo, Inc. ("Opeongo").

If the Company determines that an impairment is other-than-temporary, it recognizes a loss equal to the difference between the investment’s carrying amount and its fair value. Equity method investments and investments at cost are included in “Equity method investments” and "Other investments", respectively, on the consolidated balance sheet.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information and current market conditions. Bad debts are written off against the allowance when identified. As of March 31, 2026 and December 31, 2025 there was no allowance for expected credit losses.

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

The components of inventories as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Raw material	$650	$484
Work in process	594	614
Finished goods	125	—
Total inventories	$1,369	$1,098

No significant write-downs to net realizable value or reversals of write-downs occurred in the three months ended March 31, 2026 and 2025.

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

The Company assigns the useful lives of its property and equipment based upon its internal engineering estimates, which are reviewed periodically. The estimated useful lives of the Company's property and equipment range from 3 to 10 years, or the shorter of the useful life or remaining life of the lease for leasehold improvements. Depreciation for all assets other than Renergen’s gas exploration and gas gathering assets is recorded using the straight-line method. Depreciation for Renergen’s gas exploration and gas gathering assets is recorded using the units of production method.

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

Business Combination and Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC 805"), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model, whereby the present worth and anticipated future benefits of the identifiable intangible assets are discounted back to their net present value.

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

Identifiable intangible assets with definite lives are amortized over their estimated useful lives, ranging from 2 to 5 years. The Company's intangible assets include trademarks and customer-related intangible assets related to the East Coast Nuclear Pharmacy ("ECNP") and Numed acquisitions. The Company uses the straight-line method of amortization for identifiable intangible assets with definite lives.

Natural Gas Producing Activities

Effective January 6, 2026, the Company consolidates Renergen Limited and its subsidiaries, including Tetra4 Proprietary Limited, which holds South Africa’s first onshore petroleum production right. The Company’s natural gas producing activities are located entirely in South Africa (Free State Province). The Company follows the successful efforts method of accounting for its natural gas producing activities. Under this method, property acquisition costs and development costs are capitalized when incurred and depleted on a units-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. Unproved reserve assets and the related costs are transferred to proved reserve assets when proved reserves are found, or otherwise attributed to, the property.

The Company initially capitalizes exploratory well costs pending a determination whether proved reserves have been found. If proved reserves are found, costs remain capitalized; if no proved reserves are found or a well is uneconomic, costs are charged to expense. Other exploration costs, including geological and geophysical costs, are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

Proved reserve assets and proved developed assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant and Equipment. As of March 31, 2026, no impairment indicators were identified with respect to the Renergen’s proved properties.

The Company performs periodic assessments of unproved properties for impairment and recognizes a loss at the time of impairment. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent lands, and in-house geologists’ evaluation of the reservoir. As of March 31, 2026, no impairment indicators were identified with respect to the Renergen’s unproved properties.

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

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three months ended March 31, 2026 or 2025.

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

Asset Retirement Obligations

The Company accounts for legal obligations associated with the retirement of its natural gas properties in accordance with ASC 410-20, Asset Retirement and Environmental Obligations. An asset retirement obligation ("ARO") is recognized at fair value in the period in which it is incurred and when a reasonable estimate of fair value can be made. Upon initial recognition, the fair value of the ARO is capitalized as part of the carrying amount of the related long-lived asset (the "rehabilitation asset") and included in property and equipment, net, in the condensed consolidated balance sheets.

The ARO is measured at the present value of estimated future cash flows required to satisfy the retirement obligation, discounted at a credit-adjusted risk-free rate that reflects current market assessments of the time value of money and the risks specific to the liability. In subsequent periods, the liability is increased for the passage of time through accretion expense, which is recognized within cost of revenue. Revisions to the timing or amount of estimated future cash flows result in an adjustment to both the carrying amount of the ARO liability and the related rehabilitation asset.

The Company has production and exploration rights on land in South Africa. A rehabilitation obligation of ZAR 60.1 million ($3.5 million) has been recognized in other noncurrent liabilities with respect to the retirement of the Virginia Gas Project assets as of March 31, 2026. This obligation encompasses costs estimated to be incurred to address the following: disturbed infrastructure areas; existing production wells and all exploration wells; general surface rehabilitation; monitoring; and latent/residual environmental risk related to resealing wells.

The ARO was recognized at fair value on the acquisition date discounted at a pre-tax rate of 9.51% per annum, reflecting South African market conditions as of January 6, 2026. The capitalized ARO asset of $2.5 million (included in property and equipment, net) is depreciated on a basis consistent with the unit-of-production depletion of the underlying proved properties.

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

The Company enters into revenue generating transactions with certain customers that include payment for delivery of nuclear medical doses from its radiopharmacies in South Africa and the U.S. for PET and SPECT scanning. Revenue from its radiopharmacies is recognized upon delivery.

In January 2026, the Company acquired Renergen (Note 14). Renergen explores, produces and sells LNG in South Africa. Revenue from the sale of LNG is recognized upon delivery to the specified destination agreed to in the contract.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of long-term LNG contracts, a token liability is recorded. The Company classifies these token liabilities within “Deferred revenue - noncurrent” on the Company’s condensed consolidated balance sheets since they have no expiration date. Token contract liabilities are recognized as revenue after control of the goods and services is transferred to the customer and all revenue recognition criteria have been met. The token liability was $0.8 million as of March 31, 2026.

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

The Company records the provision for income taxes for the activity from PET Labs, ECNP, Numed and Renergen's operations.

The Company follows the provisions of ASC Topic 740-10, Uncertainty in Income Taxes ("ASC 740-10"). The Company has not recognized a liability for any uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Related Parties

Parties, either an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05") and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-05 provides a practical expedient that allows entities to assume that conditions existing at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and contract assets arising from revenue transactions under ASC 606. Additionally, entities other than public business entities that elect the practical expedient may also make an accounting policy election to consider subsequent collection activity occurring after the balance sheet date when estimating expected credit losses. The adoption of this standard did not have a material effect on the consolidated financial results.

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

3. Short-term Investments

A summary of the Company’s held-to-maturity investments as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	Three Months Ended March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities - mature April 2026	$48,191	$2	$—	$48,193
U.S. Treasury securities - mature September 2026	34,979		(1)	34,978
Total	$83,170	$2	$(1)	$83,171

	Year Ended December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities - mature April 2026	$47,745	$32	$—	$47,777
Total	$47,745	$32	$—	$47,777

There is no allowance for credit losses in short-term investments as of March 31, 2026 and December 31, 2025.

4. Fair Value Measurements

The Company classified its U.S. Treasury securities (Note 3) within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs. The Company’s convertible notes payable (Note 9) is measured as a Level 3 fair value on a recurring basis and was $199.9 million and $199.3 million as of March 31, 2026 and December 31, 2025, respectively.

The Company holds an equity investment in IsoBio. The Company previously measured the investment at cost because no observable price changes were identified. In October 2025, IsoBio completed a preferred stock financing with unrelated third‑party investors. The transaction represented an observable price change for an identical or other similar equity security held by the Company. Accordingly, the Company remeasured the investment to fair value and recorded an unrealized gain of $0.6 million within Other income (expense). The resulting carrying value of the IsoBio investment is $5.6 million as of March 31, 2026 and December 31, 2025. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in Opeongo. The Company measured the investment at cost and no observable price changes were identified. The carrying value of the Opeongo investment is $10.0 million as of March 31, 2026. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in Skyline. The Company measured the investment under the equity method and recorded the investment at $23.8 million as a result of the deconsolidation of Skyline during the first quarter of 2026. The carrying amount was adjusted by $1.1 million for the three months ended March 31, 2026, resulting in a carrying amount of the Skyline investment of $24.9 million as of March 31, 2026. Because the valuation incorporates observable inputs, the investment is classified as a Level 1 fair value measurement.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2026. The carrying amounts of accounts payable, accrued expenses and debt are considered to be representative of their respective fair values because of the short-term nature of those instruments.

A summary of the assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	Three Months Ended March 31, 2026
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$83,170	$—	$83,170	$—
Other investments (ASC 321)	40,435	24,855	—	15,580
Total	$123,605	$24,855	$83,170	$15,580
Liabilities:
Convertible notes payable	199,891	—	—	199,891
Total	$199,891	$—	$—	$199,891

	Year Ended December 31, 2025
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$47,745	$—	$47,745	$—
Other investments (ASC 321)	5,580	—	—	5,580
Total	$53,325	$—	$47,745	$5,580
Liabilities:
Convertible notes payable	199,323	—	—	199,323
Total	$199,323	$—	$—	$199,323

The following table provides a reconciliation of the Company’s assets and liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs (in thousands):

Convertible Notes Payable
Balance as of December 31, 2024	$33,433
Fair value at issuance	42,171
Fair value adjustment	123,719
Balance as of December 31, 2025	199,323
Fair value adjustment	568
Balance as of March 31, 2026	$199,891

5. Revenue and Segment Information

In connection with the Company's acquisitions of 51% ownership of PET Labs in October 2023, 100% ownership of ECNP in October 2025 and 60% ownership of Numed in January 2026, the Company manufactures and sells nuclear medical doses for PET scanning in South Africa and the U.S. Beginning in the first quarter of 2026, primarily as a result of the acquisition of Renergen and the deconsolidation of Skyline, the Company has three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) helium and LNG. The Company’s prior “construction services” segment is shown below as “discontinued operations.”

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Revenues
	Three Months Ended March 31,
Segment	2026	2025
South Africa	$2,648	$1,102
United States	1,532	—
Total Revenue	$4,180	$1,102

The following table presents changes in the Company’s accounts receivable from continuing operations for the three months ended March 31, 2026 (in thousands):

	Balance as of December 31, 2025	Additions (a)	Deductions	Balance as of March 31, 2026
Accounts receivable	$1,078	$7,355	$(6,040)	$2,393

(a)
The Company assumed accounts receivable as part of the Numed and Renergen acquisitions totaling $0.2 million and $3.2 million, respectively (Note 14).

Segment Information

Beginning in 2024, primarily as a result of increased business activities of its subsidiary, Quantum Leap Energy LLC, the Company had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, the Company had three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services. In January 2026, the Company acquired Renergen, which is an integrated producer of both liquid helium and LNG, which comprises the helium and LNG segment. As mentioned above, in late March 2026, the Company entered into the Exchange Agreement and completed the deconsolidation of Skyline. The Company retained approximately 8.6% of the outstanding Class A ordinary and preferred shares of Skyline immediately following the separation. The accounting requirements for reporting the separation of Skyline as a discontinued operation were met when the separation was completed.

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Molybdenum-100 (“Mo-100"), Si-28 and Yb-176) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes operations of PET Labs, Numed and ECNP.

The nuclear fuels segment is focused on research and development of technologies and methods used to produce high-assay low-enriched uranium (HALEU) and Lithium-6 for the advanced nuclear fuels target end market, and this segment includes operations of QLE.

The Helium and LNG segment is currently focused on the exploration, production and sale of LNG in South Africa, and this segment includes operations of Renergen.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The segment revenue and segment net loss is regularly reviewed by the CODM in deciding how to allocate resources. The CODM regularly reviews any asset information by operating segment and, accordingly, asset information is reported on a segment basis.

The following table shows total assets by segment and a reconciliation to the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Segment assets:
Specialist isotopes and related services	$431,494	$321,190
Nuclear fuels	90,676	94,252
Helium and LNG	65,499	—
Discontinued operations	—	82,578
Total assets	$587,669	$498,020

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$3,386	$1,102	$(10,590)	$(6,367)
Nuclear fuels	200	—	(6,113)	(2,094)
Helium and LNG	594	—	(10,003)	—
	$4,180	$1,102	$(26,706)	$(8,461)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

	Three Months Ended March 31, 2026
	Specialist isotopes and related services	Nuclear fuels	Helium and LNG	Total
Sales from external customers	$3,386	$—	$594	$3,980
Collaboration revenue	—	200	—	200
Less: cost of sales	(1,694)	—	(820)	(2,514)
Segment gross profit	1,692	200	(226)	1,666
Personnel expenses	7,587	3,248	1,131	11,966
Professional fees	3,482	2,197	531	6,210
Other segment expenses	5,356	911	2,111	8,378
Segment operating loss	(14,733)	(6,156)	(3,999)	(24,888)
Foreign exchange transaction loss	(38)	(43)	(3,644)	(3,725)
Change in fair value of investments	1,126	—	—	1,126
Change in fair value of convertible notes payable	89	(657)	—	(568)
Interest income (expense), net	2,085	744	(1,511)	1,318
Loss before income tax benefit	$(11,471)	$(6,112)	$(9,154)	$(26,737)

	Three Months Ended March 31, 2025
	Specialist isotopes and related services	Nuclear fuels	Total
Sales from external customers	$1,102	$—	$1,102
Less: cost of sales	(775)	—	(775)
Segment gross profit	327	—	327
Personnel expenses	3,300	591	3,891
Professional fees	1,968	376	2,344
Other segment expenses	1,699	345	2,044
Segment operating loss	(6,640)	(1,312)	(7,952)
Foreign exchange transaction loss	(61)	—	(61)
Change in fair value of share liability	12	—	12
Change in fair value of convertible notes payable	—	(957)	(957)
Interest income, net	251	175	426
Loss before income tax expense	$(6,438)	$(2,094)	$(8,532)

6. Property and Equipment

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	Useful Lives (Years)	March 31, 2026	December 31, 2025
Construction in progress	—	$37,702	$4,950
Plant and office buildings	5 - 20	94,664	21,291
Land	—	210	—
Tools, machinery and equipment	3 - 10	8,543	7,869
Computer equipment	3 - 4	621	332
Vehicles	5	2,304	828
Software	5	626	613
Office furniture	5 - 10	1,118	248
Leasehold improvements	Lesser of estimated useful life or the remaining lease term	192	114
Property and equipment, at cost		145,980	36,245
Less accumulated depreciation		(54,185)	(2,954)
Property and equipment, net		$91,795	$33,291

The Company has three isotope enrichment plants in Pretoria, South Africa: a C-14 plant, a multi-isotope plant and a laser isotope separation plant using QE technology. As of March 31, 2026 and December 31, 2025, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete. In conjunction with the acquisition of Renergen, the Company has a helium and LNG Plant in the Free State, South Africa.

Depreciation expense was $2.9 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense included as part of inventory costs was $0.4 million for the three months ended March 31, 2026.

Natural gas properties at cost as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Proved reserves	$97,871	$—
Wells in process	1,789	—
Developed Assets	27,600	—
Rehabilitation Asset	3,659	—
Natural gas properties, at cost	130,919	—
Less accumulated depreciation, depletion and amortization	(697)	—
Net capitalized costs	$130,222	$—

Natural gas properties are depleted using the unit-of-production method. Acquisition costs (proved reserves) are depleted over total proved reserves; development costs (developed assets) are depleted over proved developed reserves. The useful life of the rehabilitation asset is consistent with the units-of-production depletion of the underlying developed assets. Depletion expense attributable to natural gas properties was $51,000 for the period from January 6, 2026 through March 31, 2026 and is included within the cost of revenue line in the condensed consolidated statements of operations and comprehensive loss.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Value-added tax refund receivable	$2,197	$763
Insurance	2,914	1,982
Vendor advances and deposits	1,680	1,305
Other	1,941	899
Total prepaid expenses and other current assets	$8,732	$4,949

8. Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Salaries and other employee costs	$4,340	$2,965
Professional	2,328	1,262
Other	1,229	187
Total accrued expenses	$7,897	$4,414

9. Debt

Debt consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Promissory notes	$805	$106
Motor vehicle and equipment loans	2,065	1,949
Credit facility	23,966	—
Secured term loans	20,856	—
Unsecured term loans	10,633	—
Total debt	58,325	2,055
less current portion of debt	(53,265)	(584)
Long term portion of debt	$5,060	$1,471

Credit facility and term loans contain a repayment on demand clause. Management believes the carrying values of debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

Promissory Note Payable

In August 2025, the Company executed a promissory note payable with a finance company to fund a general liability insurance policy for $0.2 million. This note bears interest at an annual rate of 10.0% with twelve monthly payments beginning in August 2025. As of March 31, 2026 and December 31, 2025, this promissory note payable balance was $0.1 million.

The Company assumed a promissory note in connection with the acquisition of Renergen in January 2026 to fund a general liability insurance policy for approximately $1.1 million. This note bears interest at an annual rate of 9.6% with eleven monthly payments beginning in December 2025. As of March 31, 2026, this promissory note payable balance was $0.7 million.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the three months ended March 31, 2026, the Company entered into new loans totaling $0.1 million. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 9.25% to 11.25% and mature from September 2028 to February 2031. Minimum monthly payments total $55,000. For each of the three months ended March 31, 2026 and 2025, interest expense under the outstanding loans was $0.1 million. As of March 31, 2026 and December 31, 2025, motor vehicle and equipment loans totaled $2.1 million and $1.9 million, respectively.

Credit Facilities

Renergen's subsidiary Tetra4 entered into a $40.0 million finance agreement with the U.S. International Development Finance Corporation ("DFC"), as successor and assignee of the Overseas Private Investment Corporation ("DFC Credit Facility") on August 20, 2019 (as amended, the “Facility Agreement”). Drawdowns occurred between September 2019 and September 2021. Tetra4 is obligated to repay the loan in equal quarterly installments of $1.1 million on each payment date which began on August 2022 and will end on August 15, 2031. The drawdowns bear interest at rates ranging from 1.24% to 2.11% per annum. The DFC Credit Facility is secured by a pledge of Tetra4’s assets, land and the restricted cash accounts disclosed in Note 2. For the period January 6, 2026 through March 31, 2026, interest expense under the DFC Credit Facility was $0.3 million. As of March 31, 2026, the outstanding principal amount of the DFC Credit Facility totaled $24.0 million.

Secured Term Loans

Renergen's subsidiary Tetra4 entered into a ZAR 160.7 million loan agreement (the “IDC Loan Agreement”) with the Industrial Development Corporation of South Africa Limited (“IDC”), as lender, on December 20, 2021 ("IDC Loan"). A drawdown occurred in December 2021 and is repayable in 102 equal monthly payments which commenced in July 2023. The loan terms included a 12-month interest capitalization and an 18-month capital repayment moratorium. The loan accrues interest at the prime lending rate plus 3.5% and is secured by a pledge of Tetra4’s assets, land and the restricted cash disclosed in Note 3. The following financial covenants apply to the IDC Loan: Tetra4 is required to maintain (a) a ratio of all interest bearing Debt to EBITDA of not more than 3.0 to 1; (b) a ratio of Current Assets to Current Liabilities of not less than 1 to 1; (c) a ratio of Cash Flow for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, to Debt Service for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, of not less than 1.30 to 1; (d) a ratio of Cash Flow for the most recently completed four (4) fiscal quarters, taken as a single accounting period, to Debt Service for the next succeeding four (4) consecutive full fiscal quarters of not less than 1.3 to 1; and (e) at all times, a Reserve Tail Ratio of not less than 25%.These financial covenants will be measured by Tetra4 on each Calculation Date. Additionally, at all times (f) Tetra4 is required to ensure that the DSRA is funded in an amount equal to, on any given date, a Rand amount equal to the aggregate amount of the sum of all payments of principal, interest and fees made or required to be made by Tetra4 under the IDC Loan Agreement for the immediately succeeding six-month period, to be used as a payment buffer for Tetra4’s repayment obligations under and in terms of the IDC Loan Agreement. The IDC Loan Agreement contains negative covenants, which include that Tetra4 shall not make any shareholder dividend distribution, repay any shareholders’ loans and/or pay any interest on shareholders’ loans or make any payments whatsoever to its shareholders without the IDC’s prior written consent if (i) Tetra4 is in breach of any term of the IDC Loan Agreement; or (ii) the making of such payment would result in a breach of any one or more of the financial ratios described above. As of March 31, 2026, Tetra4 was not in compliance with the covenants described in clauses (a)-(d) above which were scheduled to take effect on February 15, 2026 (the most recent Calculation Date). Tetra4 is actively engaged with IDC to amend the IDC Loan Agreement to defer the Calculation Date for covenant measurement to October 31, 2026. Although no assurance can be provided, the Company expects to receive a waiver from IDC in connection with the renegotiation of the applicable Calculation Date. The IDC Loan outstanding on March 31, 2026 amounted to ZAR 144.1 million ($8.4 million) and interest expense for the period January 6, 2026 through March 31, 2026 amounted to ZAR 4.8 million ($0.3 million). Qualifying interest attributable to assets under construction is capitalized. All capitalized terms used in this paragraph but not defined herein have the meaning ascribed to them in the IDC Loan Agreement.

Pursuant to a Secured Term Loan Facility Agreement, Renergen obtained a ZAR 155.0 million secured loan from Standard Bank of South Africa ("SBSA") on August 30, 2024. Such Secured Term Loan Facility Agreement was subsequently amended and restated on December 12, 2025 (as amended, the “SBSA Loan”). The drawdowns occurred between August 2024 and October 2024. The SBSA Loan accrues compounded interest at a rate linked to the three-month Johannesburg Interbank Average Rate plus a variable margin (21.725% as of March 31, 2026). The SBSA Loan was scheduled to mature on the repayment date of March 31, 2026. The Company is currently engaged with SBSA and is in the process of finalizing an amendment to the SBSA Loan to extend the repayment date to no earlier than May 31, 2026, or such later date as may be mutually agreed between the parties. Although no assurance can be provided, discussions are ongoing and the Company expects the amendment to be completed in the ordinary course. Until such amendment is executed, the existing terms of the SBSA Loan remain in effect. The SBSA Loan is secured by a third ranking pledge of Tetra4’s assets and shares held by Renergen in Tetra4. In addition, NTIGT Investment Proprietary Limited (“NTIGT”), an affiliate of Mr. Nicholas Mitchell and Mr. Stefano Marani, has entered into cession and pledge agreement with SBSA, pursuant to which NTIGT has pledged and ceded as security, which remain in NTIGT’s possession unless called, collectively 1,546,268 shares of ASP Isotopes common stock issued to Mr. Nicholas Michell and Mr. Stefano Marani in exchange for their shares of Renergern prior to the acquisition by ASP Isotopes, to and in favor of SBSA. The Molopo litigation discussed below and the need to procure the requisite equity injection by January 24, 2025 resulted in events of default with respect to the SBSA Loan. SBSA provided a waiver for both default events. To date, no further remedies have been requested by SBSA due to the progress achieved in securing funding for Renergen’s LNG plant in the Free State, South Africa. The SBSA Loan outstanding on March 31, 2026 amounted to ZAR 213.4 million ($12.5 million) and interest expense for the period January 6, 2026 through March 31, 2026 amounted to ZAR 10.1 million ($0.6 million).

Unsecured Term Loans

Renergen entered into a $7.0 million unsecured convertible debenture subscription agreement ("Subscription Agreement") with AIRSOL, an Italian wholly-owned subsidiary of SOL S.p.A., on August 30, 2023. The Subscription Agreement provided for two tranches of funding: $3.0 million (“Tranche 1”), received on August 30, 2023, and $4.0 million (“Tranche 2”), received on March 18, 2024. The debentures include a contractual maturity date, initially set at February 28, 2025 and amended by agreement to August 31, 2025, subject to the terms of the Subscription Agreement (as amended) and the related Helium Sale and Purchase Agreement. The debentures accrue interest at 13% per annum, calculated and compounded semi-annually, with interest payable on February 28 and August 31 each year. The contractual maturity date has passed and the liability remains outstanding as a result of a dispute between the parties in respect of repayment, and arbitration proceedings have commenced and are currently ongoing. No additional amendments to the Subscription Agreement were made during the reporting period.. The carrying amount of the debentures outstanding at March 31, 2026 was $7.1 million.

Renergen's subsidiary Tetra4 entered into a ZAR 50.0 million loan agreement with Molopo on April 11, 2014. The loan term was for a period of 10 years and six months commencing on July 1, 2014 (repayable on August 31, 2024). During this period the loan was unsecured and is interest free. The loan was discounted on initial recognition and the unwinding of the discount applied on initial recognition was recognized in borrowing costs as imputed interest.

As the loan was not repaid on August 31, 2024 it now accrues interest at the prime lending rate plus 2% (12.25% on March 31, 2026). The loan can only be repaid when Tetra4 declares a dividend and utilizes a maximum of 36% of the distributable profits in order to pay the dividend. It is not expected that the loan or interest will be repaid in the next 12 months given the unavailability of distributable profits based on Tetra4’s most recent forecasts. As such, the loan is classified as noncurrent. Interest expense was ZAR 1.6 million for the three months ended March 31, 2026 ($0.1 million). The Molopo loan outstanding on March 31, 2026 amounted to ZAR 60.5 million ($3.5 million).

In November 2024, Molopo initiated legal proceedings against Tetra4 in the High Court of South Africa, Gauteng Local Division, Johannesburg, by issuing a summons alleging a breach of contract when Renergen sold the 5.5% stake in Tetra4 to Mahlako Gas Energy Proprietary Limited ("MGE"). The claim pertains to a written loan agreement entered into between Molopo, as the lender, and Tetra4, as the borrower, in April 2014 (as described above). As a consequence, Molopo has purported to cancel the loan agreement, which cancellation is disputed by Tetra4 on the basis that the investment by MGE did not constitute a payment by Tetra4 to its parent in the sale. According to the Lead Times Bulletin for the High Court in Gauteng, the earliest available hearing date is estimated to be approximately December 2030, hence the loan continues to be classified as noncurrent.

Scheduled maturities of the Company’s debt as of March 31, 2026 are as follows (in thousands):

2026 (9 months)	$53,052
2027	599
2028	618
2029	464
2030	46
Thereafter	3,546
Total notes payable	$58,325
Less debt - current	(53,265)
Debt -noncurrent	$5,060

Convertible Notes Payable

In March 2024, QLE issued convertible notes payable (“March 2024 Convertible Notes”) totaling $21.1 million and received aggregate cash of $20.6 million. One of the notes totaling $0.5 million was issued to the placement agent in lieu of cash issuance costs.

In June 2024, QLE issued additional convertible notes payable (“June 2024 Convertible Notes”) totaling $5.5 million and received aggregate cash of $5.4 million. One of the notes totaling $0.1 million was issued to the placement agent in lieu of cash issuance costs Issuance costs paid in cash were negligible. The March 2024 Convertible Notes and the June 2024 Convertible Notes are collectively the “2024 Convertible Notes”.

The 2024 Convertible Notes were payable on demand in March 2029 and bear interest at an annual rate of 6% through March 7, 2025 and 8% thereafter. Upon a qualified financing event, the 2024 Convertible Notes convert into the shares issued in that qualified financing event at a price per share equal to 80% of the share price issued subject to a valuation cap. Upon a qualified transaction, the noteholders may elect to receive either 1.5x the principal and accrued interest balance in cash or convert into common shares.

The 2024 Convertible Notes were recorded on the consolidated balance sheet at their fair values. The fair value of the March 2024 Convertible Notes on the date of issuance was $21.1 million. The fair value of the June 2024 Convertible Notes on the date of issuance was $5.5 million. The fair value of the 2024 Convertible Notes as of March 31, 2025 was determined to be $34.4 million and the resultant change in fair value of $1.0 million was recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. In connection with the issuance of the 2025 Convertible Notes, QLE’s outstanding 2024 Convertible Notes originally issued in March 2024 and June 2024 automatically converted into 2025 Convertible Notes with a fair value of $147.7 million.

In November 2025, QLE issued convertible notes payable (“2025 Convertible Notes”) totaling $72.2 million and received aggregate cash of $69.6 million. The maturity date of the 2025 Convertible Notes is November 19, 2030. The 2025 Convertible Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price, taking into consideration a valuation cap. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap and $30.0 million in gross proceeds from ASP Isotopes, its parent. Issuance costs paid in cash totaling $2.6 million were expensed in selling, general and administrative costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The 2025 Convertible Notes are recorded on the consolidated balance sheet at their fair values. The fair value of the 2025 Convertible Notes as of March 31, 2026 and December 31, 2025 has been determined to be $199.9 million and $199.3 million, respectively. The resultant change in fair value of the 2025 Convertible Notes for the three months ended March 31, 2026 was $0.6 million, and has been recorded in other income and expense in the consolidated statement of operations and comprehensive loss. As of March 31, 2026, the total principal and accrued interest of the 2025 Convertible Notes is $226.2 million of which $6.4 million is from the interest.

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

10. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Mo-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $0.9 million in September 2023, as an advance towards future revenue. The Company has recorded $0.9 million as deferred revenue on the balance sheet as of March 31, 2026 and December 31, 2025.

The Company assumed a token liability in connection with the acquisition of Renergen in January 2026. Tokens with the value of $0.8 million were issued during 2023 and have no expiration date. When a token is redeemed, revenue relating to the transaction will be recognized at the original value at which the token was issued. The Company has recorded $0.8 million as deferred revenue - noncurrent on the balance sheet as of March 31, 2026.

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

Under the Purchase Agreement, the Company agreed to purchase from the Seller 51 ordinary shares in the issued share capital of PET Labs (the “Initial Sale Shares”) (representing 51% of the issued share capital of PET Labs) and has an option to purchase from the Seller the remaining 49 ordinary shares in the issued share capital of PET Labs (the “Option Shares”) (representing the remaining 49% of the issued share capital of PET Labs). The Company agreed to pay to the Seller an aggregate of $2.0 million for the Initial Sale Shares, of which aggregate amount of $0.5 million was payable on the completion of the sale of the Initial Sale Shares and $1.5 million was payable on demand after one calendar year from the agreement date. In January 2024, the Company agreed to pay $0.3 million to the Seller. The Company paid an additional $0.7 million and $0.5 million in January 2025 and December 2025, respectively, resulting in the Initial Sale Shares being paid in full as of December 31, 2025. If the Company exercises its option to purchase the Option Shares

(which option is exercisable from the agreement date until January 31, 2027, provided that the Initial Sale Shares have been paid for in full), the Company has agreed to pay $2.2 million for the Option Shares.

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

Renergen Firm Intention Letter and Loan Agreement

On March 31, 2025, the Company entered into an Exclusivity Agreement with Renergen, an entity in South Africa listed on the Johannesburg Stock Exchange (“JSE”), the Australian Stock Exchange and the A2X. On May 18, 2025, the Exclusivity Agreement was amended. Per the terms of the amended Exclusivity Agreement, the Company received the rights to negotiate the terms of the acquisition of Renergen during an exclusive negotiation period that ended on May 31, 2025. In April 2025, the Company paid an exclusivity fee of $10.0 million to Renergen.

As contemplated in the Exclusivity Agreement signed on March 31, 2025 and amended on May 18, 2025, the Company entered into a Firm Intention Letter with Renergen on May 19, 2025. The Firm Intention Letter sets the acquisition terms for the Company to purchase 100% of the outstanding shares of Renergen in exchange for shares of the Company. The completion of the acquisition was subject to several closing conditions including Renergen shareholder approval, which was obtained on July 10, 2025. The acquisition was consummated on January 6, 2026, and as a result, Renergen became a direct, wholly owned subsidiary of the Company, and the Renergen Ordinary Shares were delisted from the JSE, the Australian Securities Exchange and the A2X (Note 14).

In addition, the Company entered into a loan agreement with Renergen ("Renergen Loan") in which a total of $30.0 million was provided by the Company for the purpose of funding Renergen’s operations. In conjunction with the Renergen Loan, the full amount of the previously paid exclusivity fee of $10.0 million was applied to the Renergen Loan. The remaining $20.0 million available under the Renergen Loan was paid by the Company to Renergen in June 2025. The Renergen Loan matured and repayment was due on September 30, 2025. The Renergen Loan bears interest at the South African Prime Rate, which was approximately 10.50% as of March 31, 2026. The Renergen Loan was amended to extend the repayment date to January 20, 2026 and amended again to establish the repayment date as sixty days after written demand by the Company. Pursuant to additional amendments, the aggregate principal amount available under the Renergen Loan was increased to USD 48,600,000.

Certain Commitments to the South Africa Competition Commission

In connection with the Company's acquisition of Renergen, the Company made certain commitments to the South Africa Competition Commission designed to address public interest concerns and promote historically disadvantaged persons (“HDP”) and worker ownership. These commitments to the South Africa Competition Commission include: (1) a moratorium on retrenchments of workers at Renergen’s operations for a period of two years from the merger closing date; and (2) a commitment to implement, within 12 months of the merger closing date, a trust for the benefit of qualifying workers employed by Renergen and certain HDP communities and people located within the production rights area of the Virginia Gas Project (the “HDP and Worker Trust”). Upon the effective implementation date of the HDP and Worker Trust, the HDP and Worker Trust is expected to hold an aggregate 5% of the issued shares in Tetra4 and Renergen is expected to hold 89.5% of the issued shares in Tetra4, subject to change in accordance with any capital raising activities of the Company, Renergen and/or Tetra4 following the merger closing date. In conjunction with the establishment of the HDP and Workers Trust, Tetra4 will issue an offsetting vendor financed loan to the HDP and Worker Trust. The HDP and Worker Trust will continue for the duration of the Production Right held by Tetra4, which will expire during 2042, unless extended.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On December 4, 2025, the Court denied in part Defendants’ motion to dismiss and granted Plaintiffs’ motion for class certification. On April 3, 2026, following a mediation in which the parties reached an agreement-in-principle to resolve all claims in the Securities Class Action, subject to the Court’s approval, the parties filed a Joint Stipulation agreeing to stay the Securities Class Action (the “Stipulation”). The Stipulation requires the parties to file a stipulation of settlement and for the Plaintiffs to file a motion for preliminary approval of the stipulation of settlement within 60 days of the Court’s approval of the Stipulation. On April 6, 2026, the Court approved the Stipulation. The Company cannot be certain of the outcome of the Securities Class Action and, if decided adversely to us, our business and financial condition may be adversely affected.

On January 30, 2026, a purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Northern District of Texas asserting claims for, among others, breach of fiduciary duty, violation of § 14(a) of the Exchange Act and a claim for contribution pursuant to § 21D thereof (Jenis v. Mann, et al., Case No. 3:26-cv-251 (N.D. Tex.)) (the “Jenis Action”). The Company is named as a Nominal Defendant. On March 2, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Southern District of New York asserting claims for, among others, breach of fiduciary duty, violations of §§ 14(a) and 20(a) of the Exchange Act, and a claim for contribution pursuant to § 21D thereof (Stewart v. Mann, et al., Case No. 1:26-cv-1712 (S.D.N.Y.)) (the “Stewart Action”) (together with the Jenis Action, the “Derivative Actions”)). The Company is named as a Nominal Defendant. The Derivative Actions arise out of similar allegations as those made in the Securities Class Action. The plaintiffs in the Derivative Actions seek unspecified damages, disgorgement of compensation, corporate governance reforms, fees, interests, and costs. The defendants have not yet responded to the complaints in the Derivative Actions. The Company cannot be certain of the outcome of the Derivative Actions and, if decided adversely to us, our business and financial condition may be adversely affected.

In November 2024, Molopo Energy Limited ("Molopo") initiated legal proceedings against Tetra4 in the High Court of South Africa, Gauteng Local Division, Johannesburg, by issuing a summons alleging breach of a written loan agreement concluded between Molopo, as lender, and Tetra4, as borrower, in April 2014 (the "Molopo Loan Action"). The Molopo Loan Action alleges that Renergen, Tetra4's parent company, breached a condition of the loan agreement when it sold a 5.5% stake in Tetra4 to Mahlako Gas Energy Proprietary Limited ("MGE"), and that such breach entitled Molopo to cancel the loan agreement. Tetra4 disputes the purported cancellation on the basis that the investment by MGE did not constitute a payment by Tetra4 to its parent within the meaning of the loan agreement and is vigorously defending the Molopo Loan Action. According to the Lead Times Bulletin for the High Court in Gauteng, the earliest available hearing date is estimated to be December 2030. The Company cannot be certain of the outcome of the Molopo Loan Action and, if decided adversely to us, our business and financial condition may be adversely affected.

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

12. Leases

Operating leases

The Company is party to several facility leases in South Africa and the U.S. for office, manufacturing and laboratory space. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of a leased office and production facility in Pretoria, South Africa. In 2026, the Company has expanded its facility leases in South Africa. In conjunction with the acquisition of Renergen in January 2026, the Company is recognizing additional operating leases for its office space in South Africa. A lease for production space in Pretoria, South Africa is being accounted for as a short-term lease effective with the acquisition of 51% of PET Labs.

Quantitative information regarding the Company’s operating lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Lease Cost
Operating lease cost	$369	$168
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$314	$165
Operating lease liabilities arising from obtaining right-of- use assets	$1,673	$—
Weighted average remaining lease term (years)	3.65	3.58
Weighted average discount rate	9.54%	9.63%

Future lease payments under noncancelable operating lease liabilities as of March 31, 2026 are as follows (in thousands):

Operating Leases
Future Lease Payments
2026 (remaining nine months)	$777
2027	1,094
2028	822
2029	520
2030	418
Thereafter	—
Total lease payments	$3,631
Less: imputed interest	(588)
Total operating lease liabilities	$3,043
Less current portion	$(789)
Operating lease liability - noncurrent	$2,254

The Company records the expense from short-term leases as incurred. Lease expense from short-term leases was $33,696 and $31,595 for the three months ended March 31, 2026 and 2025, respectively.

Financing leases

The Company is party to several ongoing finance leases in South Africa for vehicles and equipment. Some of these finance leases include arrangements with variable interest rates indexed to the prime interest rate in South Africa. There was no variable interest expense for the three months ended March 31, 2026 and 2025. The Company elects to include finance lease right-of-use assets in property and equipment, net.

Quantitative information regarding the Company’s finance lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance Lease Cost
Interest on lease liabilities	$23	$22
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$44	$30
Amortization of right-of-use assets	$31	$41
Weighted average remaining lease term (years)	3.4	4.2
Weighted average discount rate	13.2%	13.0%

Future lease payments under noncancelable finance lease liabilities are as follows as of March 31, 2026 (in thousands):

Finance Leases
Future Lease Payments
2026 (remaining nine months)	$176
2027	228
2028	188
2029	73
2030	70
Thereafter	—
Total lease payments	$735
Less: imputed interest	(157)
Total lease liabilities	$578
Less current portion	$(165)
Finance lease liability - noncurrent	$413

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

The Company’s net investment in sales-type leases were comprised of the following (in thousands):

March 31, 2026
Total undiscounted cash flows	$8,752
Present value discount	(4,401)
Net investment in sales-type leases	$4,351
Less current portion	$(443)
Net investment in sales-type leases - noncurrent	$3,908

Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, as of March 31, 2026 are as follows (in thousands):

Sales-type Leases
Future Lease Payments To Be Collected
2026 (remaining nine months)	$759
2027	1,211
2028	1,211
2029	1,211
2030	1,108
Thereafter	3,252
Total undiscounted cash flows	$8,752

Interest income recognized from sales-type leases during the three months ended March 31, 2026 was $0.1 million. There was no interest income recognized from sales-type leases during the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, $0.2 million of collaboration revenue was recognized in the condensed consolidated statements of operations and comprehensive loss.

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

14. Acquisitions

The Company accounts for business combinations in accordance with Business Combinations (Topic 805), which requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period (which represents a period not to exceed one year from the date of the acquisition), in the reporting period in which the adjustment is determined, as well as present separately on the face of the income statement or as a disclosure in the notes to the consolidated financial statements, the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

PET Labs

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s pipeline.

Pursuant to the terms of the agreement, the Company acquired 51% of the common shares issued and outstanding for total purchase consideration of $2.0 million in cash of which $0.5 million was paid up front. In December 2025, January 2025 and January 2024, the Company made partial payments of $0.5 million, $0.7 million and $0.3 million, respectively, resulting in no balance remaining as of December 31, 2025.

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2.2 million. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of March 31, 2026.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP Guernsey. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

East Coast Nuclear Pharmacy

In October 2025, the Company completed the acquisition of ECNP. The acquisition is intended to supplement the distribution of the Company’s pipeline. The acquisition of ECNP has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 100% of the issued and outstanding membership interests for total purchase consideration of $2.5 million of which $2.0 million was paid up front in cash and the remaining $0.5 million was deferred through the issuance of notes payable that are to be repaid by June 30, 2026. The balance of the notes payable as of each of March 31, 2026 and December 31, 2025 was $0.5 million.

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

One 30 Seven Inc. ("One 30 Seven") Acquisition

In October 2025, QLE acquired substantially all of the assets, including an international patent application and its related rights, from One 30 Seven, a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources. QLE made an initial cash payment of $150,000 and issued 266,113 shares of the Company’s common stock and accounted for the transaction as a purchase of assets. The Company may be required to make additional payments, in cash or shares of the Company’s common stock, totaling $17.0 million upon completion of certain milestones. This contingent payment was not considered probable at the acquisition date and therefore no contingent consideration was recorded for the year ended December 31, 2025 or the three months ended March 31, 2026.

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

Numed Diagnostics, LLC

In January 2026, the Company completed the acquisition of Numed Diagnostics, LLC ("Numed"). The acquisition is intended to supplement the distribution of the Company’s pipeline. The acquisition of Numed has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 60% of the issued and outstanding membership interests for total purchase consideration of $0.8 million. In addition to the purchase consideration, the Company is obligated to purchase an additional 36% of Numed's membership interests for $0.5 million within two years and has an option to purchase the remaining 4% of the issued and outstanding membership interests for $50,000. Contingent consideration relating to this obligated purchase of $0.4 million was recognized at acquisition and as of March 31, 2026.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of business combination
Cash consideration	$813
Contingent Consideration	358
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	80
Accounts receivable	170
Inventory	66
Property and equipment, net	107
Other noncurrent assets	4
Identifiable intangible assets	300
Accounts payable	(208)
Deferred tax liabilities	(80)
Other current liabilities	(2)
Total identifiable assets acquired and liabilities assumed	437
Goodwill	1,331
Noncontrolling interest	(597)
Total purchase consideration	$1,171

Goodwill arising from the acquisition as of January 22, 2026 of $1.3 million was attributable mainly to buyer specific synergies expected to arise from the acquisition. No goodwill from this acquisition is deductible for income tax purposes. The Company considered the contractual value of accounts receivable to be the same as the fair value and the full amount was collected. The results of Numed have been included in the consolidated financial statements from the date of the acquisition.

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

In connection with the transaction, Renergen ordinary shares were delisted from the JSE and the Australian Securities Exchange (the "A2X"). The Company's common stock continues to be listed on The Nasdaq Capital Market and on the JSE.

In addition, the Company expects to appoint Stefano Marani, the Chief Executive Officer of Renergen, as the President, Electronics and Space of the Company, and Nick Mitchell, the Chief Operating Officer of Renergen, as the Co-Chief Operating Officer of the Company once the terms of their employment agreements are finalized.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of business combination
Equity consideration	$92,897
Cash consideration	5
Note receivable	32,119
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	1,218
Restricted cash - short term	2,789
Accounts receivable	3,205
Lessor Receivable	2,434
Restricted cash - long term	1,650
Inventory	40
Property and equipment, net	61,573
Natural gas properties	133,412
Operating lease right-of-use asset, net	811
Accounts payable	(4,820)
Finance lease liabilities – current	(55)
Operating lease liabilities – current	(195)
Borrowings	(58,664)
Deferred revenue	(819)
Finance lease liabilities – noncurrent	(204)
Operating lease liabilities – noncurrent	(616)
Other liabilities - long term	(3,287)
Deferred tax liabilities	(6,175)
Total identifiable assets acquired and liabilities assumed	132,297
Noncontrolling interest	(7,276)
Total purchase consideration	$125,021

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

The carrying amount of goodwill by reporting segment as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Specialist isotopes and related services	$6,394	$5,177
Total goodwill	$6,394	$5,177

The changes to the carrying value of goodwill, which is included in the isotopes and related services segment, is as follows:

Description	Amount
Balance as of December 31, 2025	$5,177
Acquisition of Numed	1,331
Translation adjustment	(114)
Balance as of March 31, 2026	$6,394

Intangible Assets

Amortization expense was $33,000 for the three months ended March 31, 2026. There was no amortization expense related to identifiable intangible assets recorded for the three months ended March 31, 2025.

The changes to the carrying value of intangible assets, which is included in the construction services and specialist isotopes and related services segments, is as follows (in thousands):

Description	Amount
Balance as of December 31, 2024	$—
Trademarks from ECNP acquisition	430
Amortization	(21)
Balance as of December 31, 2025	$409
Trademarks from Numed acquisition	300
Amortization	(34)
Balance as of March 31, 2026	$675

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025 (in thousands):

Amortization Expense
Year Ended December 31,
2026	$121
2027	161
2028	161
2029	161
2030	71
Thereafter	—
Total	$675

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

The investment in IsoBio does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of March 31, 2026 and December 31, 2025, the carrying value of the investment was $5.6 million. This investment is included in “Other investments” on the consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. Therefore, the Company has included this investment in the fair value hierarchy disclosure (Note 4). During the three months ended March 31, 2026, the Company did not identify any observable price changes or impairment indicators related to this investment.

Skyline Investment

In August 2025, QLE completed an acquisition of Skyline. QLE entered into a Stock Purchase Agreement to purchase all 1,995,000 of Skyline's Class B Ordinary Shares for the aggregate purchase price of $1.0 million ("Skyline Stock Agreement"). Additionally, QLE entered into a Securities Purchase Agreement to purchase (i) 454,794 Class A Ordinary Shares, (ii) a Prefunded Warrant to purchase 1,600,000 Class A Ordinary Shares at an exercise price of $0.0001 per share, (iii) a Class A Ordinary Share Purchase Warrant A to purchase up to 2,054,794 Class A Ordinary Shares at an exercise price of $0.60 per share , and (iv) a Class A Ordinary Share Purchase Warrant B to purchase 2,054,794 Class A Ordinary Shares at an exercise price of $0.65 per share, for the aggregate purchase price of $1.5 million ("Skyline Purchase Agreement").

Effective as of March 29, 2026, QLE, entered into the Exchange Agreement with a third party investor in which the parties agreed to exchange 1,995,000 Class B common shares owned by QLE for 1,995,000 Class A shares owned by the third party investor, on a one-for-one basis. This resulted in QLE's ownership in Skyline decreasing to under 10% and the Company now accounts for the investment as an equity method investment in accordance with ASC 323. As a result of entering into the Exchange Agreement, the Company deconsolidated the results of Skyline and recorded a gain on deconsolidation of $19.3 million. The Company's total investment in Skyline was $23.8 million on the date of the Exchange Agreement. As of March 31, 2026, the value of the Company's investment in Skyline was $24.9 million, resulting in a change in fair value of investment of $1.1 million, which is recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Investment in Opeongo, Inc.

On January 26, 2026, the Company purchased 4,356,918 shares of Opeongo, Inc. (“Opeongo”) Series Seed-1 Preferred Stock at $2.2952 per share for a total aggregate purchase price of $10.0 million. Opeongo is a U.S.-based biotechnology company developing novel therapeutics using extracellular matrix-modulating modulation to target fibrosis, inflammation and cancer.

As the owner of the Series Seed-1 Preferred Stock, the Company has the right to designate one board member. An officer and director of the Company was designated to fill that board seat. In addition, another board member of the Company is a board member and shareholder of Opeongo.

The investment in Opeongo does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of March 31, 2026, the carrying value of the investment was $10.0 million. This investment is included in “Other investments” on the consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the three months ended March 31, 2026, the Company did not identify any observable price changes or impairment indicators related to this investment.

16. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of March 31, 2026 and December 31, 2025.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 125,903,447 and 111,677,771 shares were outstanding as of March 31, 2026 and December 31, 2025, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through March 31, 2026.

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

Treasury shares are recorded at cost and include forfeited shares from the Company's stock compensation plans. There were 44,324 shares forfeited and transferred to treasury stock through March 31, 2026.

Common Stock Warrants

In May 2025, a warrant to purchase 1,294,778 shares of common stock was exercised and the Company received gross proceeds of approximately $4.9 million. In July and September 2025, cashless exercises of warrants to purchase 151,741 shares of common stock were executed, resulting in the issuance of 123,497 shares of common stock. As of March 31, 2026 and December 31, 2025, there were warrants to purchase shares of common stock outstanding of 69,778 and 69,778 shares, respectively.

17. Stock Compensation Plan

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2026, the Company added 5,583,889 shares to the 2022 Plan. As of March 31, 2026, 5,892,090 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of March 31, 2026, 915,000 shares remain available for future grant under the 2024 Plan.

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

In accordance with Nasdaq Listing Rule 5635(c)(4), the only persons eligible to receive grants of Inducement Awards are individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. As of March 31, 2026, 2,000,000 shares remain available for future grant under the Inducement Equity Plan.

QLE 2024 Equity Incentive Plan

In March 2024, the Company adopted the QLE 2024 Equity Incentive Plan (“QLE 2024 Plan”). The QLE 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards, performance awards and stock appreciation rights to employees, nonemployee directors, and consultants. The maximum contractual term of options granted under the QLE 2024 Plan is ten years and incentive stock options granted under the QLE 2024 Plan shall not exceed 50% of the maximum number of shares or units of common equity that may be issued under the QLE 2024 Plan. The maximum number of shares or units of QLE’s common equity that may be issued under the QLE 2024 Plan is equal to 15% of the common equity deemed outstanding as of the effective date of the QLE 2024 Plan. As of March 31, 2026, no common equity deemed outstanding remain available for future grant under the QLE 2024 Plan.

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

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	808,000	$3.06	7.3	$2,020,050
Forfeited	(13,165)	$6.16
Outstanding as of March 31, 2026	794,835	$3.00	7.0	$1,459,260
Exercisable as of March 31, 2026	626,543	$2.16	6.3	$1,459,260
Vested or expected to vest as of March 31, 2026	794,835	$3.00	7.0	$1,459,260

No options were granted or exercised for the three months ended March 31, 2026.

The Company recorded stock-based compensation expense from options of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $0.6 million of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under the Plan.

Stock Awards

The Company recorded stock-based compensation expense from stock awards totaling $4.4 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there is $16.9 million of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over 2.0 years.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	4,169,955	$5.68
Vested	(495,831)	$5.68
Forfeited	(44,324)	$6.16
Unvested as of March 31, 2026	3,629,800	$5.36

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$4,162	$1,819
Research and development	250	71
Total	$4,412	$1,890

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Loss from continuing operations	$(26,706)	$(8,461)
Income from discontinued operations	19,585	—
Less: Net (loss) income attributable to noncontrolling interests	(243)	(15)
Net loss attributable to ASP Isotopes Inc. shareholders	(6,878)	(8,446)
Denominator:
Weighted average common stock outstanding, basic and diluted	121,000,699	69,484,200
Net (loss) income per share, basic and diluted:
Continuing operations	(0.22)	(0.12)
Discontinued operations	0.16	-
Attributable to ASP Isotopes Inc. shareholders	(0.06)	(0.12)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of March 31,
	2026	2025
Options to purchase common stock	794,835	2,610,166
Restricted stock	3,629,800	2,357,588
Warrants to purchase common stock	69,778	1,516,297
Total shares of common stock equivalents	4,494,413	6,484,051

19. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was -0.1% and 0.8%. The effective tax rate for the three months ended March 31, 2026 and 2025 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of March 31, 2026 and December 31, 2025, there were no uncertain tax positions.

As of March 31, 2026, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

20. Related Party Transactions

PET Labs has an operating lease for office and production space in Pretoria, South Africa with monthly payment of about $30,000 per month and a term set to expire in March 2056. The sole owner of the facility under the lease agreement is Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK.

21. Discontinued Operations

Effective as of March 29, 2026, the Company entered into the Exchange Agreement and completed the deconsolidation of Skyline. The Company retained approximately 8.6% percent of the outstanding Class A ordinary and preferred shares of Skyline immediately following the deconsolidation. The accounting requirements for reporting the separation of Skyline as a discontinued operation were met when the separation was completed. Accordingly, the historical results of Skyline have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Prior to the separation, Skyline was reported within the construction services segment.

The following table presents the major categories of income from discontinued operations for the three months ended March 31, 2026 (in thousands):

Three Months Ended
March 31, 2026
Gross profit	$444
Selling, general and administrative expenses	(2,935)
Change in fair value of investments	6,162
Other expenses, net	(124)
Income from discontinued operations before income taxes	3,547
Income tax expense	(17)
Net loss before allocation to noncontrolling interests	3,530
Less: Net income attributable to noncontrolling interests	3,281
Income from discontinued operations	$249

As the controlling interest of Skyline was not acquired until August 2025, no income was recognized from Skyline for the three months ended March 31, 2025.

The following table presents the major classes of assets and liabilities of discontinued operations as of December 31, 2025 (in thousands):

December 31, 2025
Cash and cash equivalents	$5,991
Accounts receivable	16,804
Prepaid and other current assets	8,895
Total current assets of discontinued operations	$31,690
Property, plant and equipment, net	161
Operating lease right-of-use lease assets	48
Intangibles	1,069
Goodwill	3,393
Equity investments	1,327
Other investments	40,399
Other noncurrent assets	4,491
Total non-current assets of discontinued operations	50,888
Total assets of discontinued operations	$82,578
Accounts payable	1,941
Accrued expenses	1,809
Notes payable -current	12,301
Operating lease liabilities - current	40
Due to related parties	4,162
Other current liabilities	1,537
Total current liabilities of discontinued operations	21,790
Deferred Tax Liabilities	102
Total non-current liabilities of discontinued operations	102
Total liabilities of discontinued operations	$21,892

The following table presents selected financial information related to cash flows from discontinued operations for the three months ended March 31, 2026 (in thousands):

Three Months Ended
March 31, 2026
Net cash used in operating activities	$(1,121)
Net cash provided by financing activities	$45,886

The total net impact to stockholders' equity as a result of the separation was a reduction of $66.0 million, which has been reflected as a reduction of $86.8 million to noncontrolling interest and an increase to accumulated deficit and accumulated other comprehensive income/(loss) $19.3 million and $1.5 million, respectively, in the Condensed Consolidated Statement of Equity as of March 31, 2026. The Company retained 8.6% of the outstanding Class A ordinary and preferred shares of Skyline, which had a net book value of $23.8 million as of March 28, 2026, the separation date.

22. Subsequent Events

The Company has evaluated subsequent events through May 20, 2026, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as described below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2026 and Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 30, 2026 (as amended, the “Annual Report”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.aspisotopes.com. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in the Annual Report and the section entitled “Special Note Regarding Forward-Looking Statements” above, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in the Annual Report and the section entitled “Special Note Regarding Forward-Looking Statements” above to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We commenced commercial production of enriched isotopes at both of its ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. However, we have not generated any revenue from the sale of our enriched isotopes as of March 31, 2026. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. Depending on the timing and the quality of the feedstock received from our customer, we are targeting initial commercial shipments of enriched C-14 in the third quarter of 2026. We are targeting initial commercial shipments of enriched Si-28 around mid-year 2026. We have also completed the commissioning phase of our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. We are targeting initial commercial shipments of Yb-176 in the third quarter of 2026.

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

We acquired Renergen in January 2026 and issued 14,270,000 Consideration Shares in connection with this acquisition. Renergen is South Africa’s leading onshore natural gas explorer and the first integrated producer of both liquid helium and LNG, both of which are produced from the natural gas reserve base that underpins Renergen’s Virginia Gas Project. The Virginia Gas Project includes (i) the liquefaction of natural gas into LNG, (ii) the separation of helium from natural gas, and (iii) the further liquefaction of helium into 99.999% pure liquid helium. This liquefaction and separation takes place at Renergen’s Virginia Gas Plant. Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds an onshore petroleum production right and is the entity developing the Virginia Gas Project.

QLE entered into the Securities Exchange Agreement with a third party, effective as of March 29, 2026, which resulted in the deconsolidation of Skyline (Note 21). QLE retained approximately 8.6% percent of the outstanding Class A common and preferred shares of Skyline immediately following deconsolidation.

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

Numed Diagnostics, LLC ("Numed"). In January 2026, the Company acquired 60% of the issued and outstanding membership interests of Numed for $0.8 million. Numed is an independent radiopharmacy dedicated to nuclear medicine and the science of radiopharmaceutical production. In addition to the purchase consideration, the Company has an option to purchase the remaining 40% of the issued and outstanding membership interests within two years following the closing for an agreed consideration totaling $0.5 million.

Renergen Acquisition. On January 6, 2026, ASP Isotopes acquired all of the issued and outstanding Renergen ordinary shares from Renergen shareholders in exchange for shares of our common stock through the implementation of the Scheme in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, resulting in the issuance of an aggregate of 14,270,000 shares of our common stock. As a result of the transactions contemplated by the Scheme, the Renergen ordinary shares, which were publicly traded on the Johannesburg Stock Exchange (JSE: REN) and the Australian Securities Exchange (ASX:RLT), were delisted and Renergen became a wholly owned subsidiary of ASP Isotopes.

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

Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds South Africa’s first and only onshore petroleum Production Right and is the entity developing the Virginia Gas Project. Phase 1 of the Virginia Gas Project has commenced commercial LNG operations. The Virginia Gas Project benefits from favorable supply and demand trends in both the LNG and liquid helium sectors. The LNG is and will continue to be sold domestically in South Africa into a market suffering energy and natural gas shortages, and we plan to sell helium directly to global customers at a time when the world is suffering helium supply shortages, which have been further exacerbated by the ongoing United States-Israel-Iran war. We believe that it was for these two reasons that the Virginia Gas Project was conditionally approved to be funded by the U.S. International Development Finance Corporation (“DFC”) as part of the U.S.’s initiative to ensure new helium supply comes online as aerospace and the semiconductor industry increase helium requirements in the face of diminished supply, while increasing South Africa’s domestic energy supply.

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

On November 19, 2025, QLE received gross proceeds of $72.2 million through the issuance of convertible promissory notes with a stated interest rate of 8% (the “2025 Notes”). The maturity date of the 2025 Notes is November 19, 2030. The 2025 Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price taking into consideration a valuation cap. In connection with the issuance of the 2025 Notes, QLE’s outstanding convertible promissory notes originally issued in March 2024 and June 2024 automatically converted into 2025 Notes with a value of $147.7 million. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap and $30.0 million in gross proceeds from ASP Isotopes, its parent.

On January 6, 2026, the Company issued 14,270,000 Consideration Shares in connection with the acquisition of Renergen.

On March 29, 2026, QLE, entered into an Exchange Agreement with a third party investor in which the parties agreed to exchange 1,995,000 Class B common shares owned by QLE for 1,995,000 Class A shares owned by the third party investor, on a one-for-one basis. This resulted in QLE's ownership in Skyline decreasing to under 10%.

Other Contractual Obligations

We enter into contracts in the normal course of business for testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For additional details regarding our contractual obligations, see Note 11 "Commitments and Contingencies" and Note 12 “Leases” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

Effective with the acquisition of 51% of PET Labs in the fourth quarter of 2023, we started recognizing revenue from the sale of nuclear medical doses for PET scanning. Beginning in the fourth quarter of 2025, we started recognizing revenue from the sale of nuclear medical doses for SPECT scanning. Effective with the acquisition of 100% of Renergen in the first quarter of 2026, we started recognizing revenue from the sale of LNG.

Cost of Revenue

Cost of revenue associated with the sale of nuclear medical doses for PET scanning and the sale of LNG consist of labor, processing costs, delivery and materials.

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

Segment Information

Beginning in 2024, primarily as a result of increased business activities of our subsidiary, QLE, we had two operating segments: (i) nuclear fuels, and (ii) specialist isotopes and related services. Beginning in August 2025, primarily as a result of the acquisition of Skyline, the Company had three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) construction services. Beginning in the first quarter of 2026, primarily as a result of the acquisition of Renergen and the deconsolidation of Skyline, we have three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) Helium and LNG. Our prior “construction services” segment is shown below as “discontinued operations” due to the deconsolidation of Skyline.

The specialist isotopes and related services segment is focused on research and development of technologies and methods used to separate high-value, low-volume isotopes (such as C-14, Mo-100 and Si-28) for highly specialized target end markets other than advanced nuclear fuels, including pharmaceuticals and agrochemicals, nuclear medical imaging and semiconductors, as well as services related to these isotopes, and this segment includes operations of PET Labs, Numed, and ECNP.

The nuclear fuels segment is focused on research and development of technologies and methods used to produce HALEU and Lithium-6 for the advanced nuclear fuels target end market, and this segment includes operations of QLE.

The Helium and LNG segment is focused on the exploration, production and sale of LNG in South Africa, and this segment includes operations of Renergen.

The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. Our CODM is our chief executive officer. The CODM regularly reviews any asset information by operating segment and, accordingly, asset information is reported on a segment basis.

The following table shows total assets by segment and a reconciliation to the consolidated financial statements as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Segment assets:
Specialist isotopes and related services	$431,494	$321,190
Nuclear fuels	90,676	94,252
Helium and LNG	65,499	—
Discontinued operations	—	82,578
Total assets	$587,669	$498,020

Select information from the consolidated statements of operations and comprehensive loss as of the three months ended March 31, 2026 and 2025 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$3,386	$1,102	$(10,590)	$(6,367)
Nuclear fuels	200	—	(6,113)	(2,094)
Helium and LNG	594	—	(10,003)	—
	$4,180	$1,102	$(26,706)	$(8,461)

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$4,180	$1,102	$3,078
Cost of revenue	2,514	775	1,739
Gross profit	1,666	327	1,339
Operating expenses:
Research and development	5,263	1,530	3,733
Selling, general and administrative	21,291	6,749	14,542
Total operating expenses	26,554	8,279	18,275
Other (expense) income:
Foreign exchange transaction loss	(3,725)	(61)	(3,664)
Change in fair value of share liability	—	12	(12)
Change in fair value of convertible notes payable	(568)	(957)	389
Change in fair value of investments	1,126	—	1,126
Interest income	3,047	513	2,534
Interest expense	(1,729)	(87)	(1,642)
Other income	—	—	—
Total other (expense) income	(1,849)	(580)	(1,269)
Loss before income tax expense	$(26,737)	$(8,532)	$(18,205)

Revenue and Cost of Revenue

We have recognized revenue of our radiopharmacies from the sale of nuclear medical doses for PET and SPECT scanning of $3.4 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. With the acquisition of Renergen in January 2026, we recognized revenue from the sale of LNG of $0.6 million for the three months ended March 31, 2026. We also recognized $0.2 million in collaboration revenue from TerraPower for the three months ended March 31, 2026.

In addition, we have recognized the related cost of revenue of our radiopharmacies and Renergen for the same periods. The cost of revenue was $2.5 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cost of revenue of $1.7 million was primarily due to the acquisitions of ECNP and Numed of $0.8 million and the acquisition of Renergen of $0.8 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Personnel-related costs	$2,576	$519	$2,057
Manufacturing engineering	91	190	(99)
Consulting and professional	1,136	—	1,136
Facility and depreciation expenses	1,351	670	681
Other expenses	109	151	(42)
Total research and development expenses	$5,263	$1,530	$3,733

Research and development expenses were $5.3 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The overall increase of $3.7 million was primarily due to the following:

•
an increase in personnel-related costs of $2.1 million due to an increase in headcount and salaries;
•
an increase in facility and depreciation expenses of $0.7 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance; and
•
an increase in contract services and consulting expenses of $1.1 million in order to optimize commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.3 million for the three months ended March 31, 2026, compared to $6.7 million for the three months ended March 31, 2025. The overall increase of $14.5 million was primarily due to the following:

•
an increase in personnel-related costs of $6.1 million primarily due to an increase in headcount and salaries and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in professional fees of $2.8 million primarily due to corporate development activity and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in facility and depreciation expenses of $2.1 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance and the acquisition of Renergen in January 2026;
•
an increase in employee travel and related expenses of $0.3 million; and
•
an increase in other general and administrative office expenses of $2.6 million, which includes expense from the acquisition of Renergen in January 2026 and ECNP in October 2025.

Other (Expense) Income

Other expense for the three months ended March 31, 2026 was $1.8 million, which includes interest income of $3.0 million and income from a change in the fair value of our investments of $1.1 million, partially offset by an expense of $0.6 million due to change in fair value of the convertible notes payable, interest expense of $1.7 million and a foreign exchange transaction loss of $3.7 million.

Other expense for the three months ended March 31, 2025 was $0.6 million, which includes a $1.0 million change in fair value of the convertible notes payable issued in March and June 2024 and a foreign exchange transaction loss of $0.1 million, partially offset by interest income of $0.5 million.

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

An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations are set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measures that are calculated in accordance with GAAP and such measures may not be comparable to similarly titled measures used by other companies.

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

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss.

	Three Months Ended March 31,
	2026	2025
Net loss attributable to ASP Isotopes Inc. shareholders	$(6,878)	$(8,446)
Adjusted for:
Deemed dividend on inducement warrant for common stock	—	—
Change in fair value of share liability	—	(12)
Change in fair value of convertible notes payable	568	957
Headline loss	$(6,310)	$(7,501)
Weighted average common shares outstanding on which the net loss attributable to ASP Isotopes Inc. shareholders per share and headline loss per share has been calculated - basic and diluted	121,000,699	69,484,200
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.06)	$(0.12)
Headline loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.05)	$(0.11)

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

As of March 31, 2026, we had cash and cash equivalents of $207.3 million and short-term investments of $83.2 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

We recognize revenue from the sale of nuclear medical doses for PET and SPECT scanning in South Africa and the U.S. Our ability to generate product revenue from the sale of nuclear medical doses for PET and SPECT scanning sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion. Effective with the acquisition of Renergen in January 2026, we also recognize revenue from the sale of helium and LNG. Our ability to generate revenue from the sale of helium and LNG sufficient to achieve profitability will depend on the successful expansion of production capabilities and commercialization of the results of that expansion. Renergen’s outstanding debt funding may also materially affect our liquidity.

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents, proceeds from short-term investments, cash flow from operations, the IDC Loan, the SBSA Loan, the DFC Credit Facility and the conditionally approved senior secured debt facilities expected to be funded by the DFC and the Standard Bank of South Africa (as described below), will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued and beyond. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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

Developing and commercializing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available until at least the middle of 2026. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities(1)	$(17,760)	$(3,170)
Investing activities	(97,183)	(2,359)
Financing activities(2)	43,168	(225)
Change in cash and cash equivalents	$(71,775)	$(5,754)

(1) includes cash flows of discontinued operations of $1.1 million for the three months ended March 31, 2026.

(2) includes cash flows provided by discontinued operations of $45.9 million and cash flows used in continuing operations of $2.7 million for the three months ended March 31, 2026.

Operating Activities

Net cash used in operating activities was $17.8 million for the three months ended March 31, 2026, including $1.1 million from discontinued operations, for the three months ended March 31, 2026 and was primarily due to our net loss from continuing operations of $26.7 million, adjusted for a gain on deconsolidation of $19.3 million, a change in right-of-use assets primarily from the acquisition of Renergen in January 2026, stock-based compensation expense of $4.4 million, amortization of right-of-use asset of $3.3 million, depreciation and amortization expense of $3.1 million, change in fair values of investments of $1.1 million, change in fair values for the convertible notes payable of $0.6 million, noncash interest on the note receivable of $2.5 million and a $6.1 million change in our operating assets and liabilities.

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2025, and was primarily due to our net loss of $8.5 million, adjusted for stock-based compensation expense of $1.9 million, amortization of right-of-use asset of $0.1 million, depreciation expense of $0.1 million, issuance of common stock to a consultant with a fair value of $0.2 million, change in fair values for the convertible notes payable of $1.0 million and a $2.0 million change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $97.2 million for the three months ended March 31, 2026 and was comprised of purchase of short-term investments of $35.4 million, purchase of Opeongo investment of $10.0 million, cash disposed of upon deconsolidation of Skyline of $50.7 million and the purchases of machinery and equipment, vehicles and construction in progress of $6.1 million, partially offset by cash provided by acquisitions of $4.9 million.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2025 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress.

Financing Activities

Net cash provided by financing activities was $43.2 million for the three months ended March 31, 2026, including $45.9 million from discontinued operations, and was comprised primarily of $0.1 million in proceeds from the issuance of notes payable, partially offset by principal payments on debt, finance leases and bank loans of $1.8 million and distribution to noncontrolling interest in VIE of $0.3 million.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2025, and was comprised primarily of principal payments on debt, finance leases and bank loans of $0.3 million on the note payable related to a financed corporate insurance policy.

Contractual Obligations and Commitments

Leases

We lease our main facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $9,000 with a term expiring on December 31, 2030. We also lease additional space on a short term basis in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $18,000 with a term that expired on February 28, 2026, and we are continuing to occupy that space under the monthly extensions. We also lease additional space in Pretoria, South Africa under leases with a base monthly rent payment of approximately (i) $2,000 with a term expiring on October 30, 2026 and (ii) $3,000 with a term expiring on May 31, 2028.

Renergen enters into lease agreements as a lessor whereby customers lease equipment and infrastructure required for the delivery, storage, utilization and conversion of LNG to natural gas. Renergen operates in a facility in Sandton, South Africa under a lease with a base monthly rent payment of approximately $21,000 with a term that expires on May 31, 2029.

PET Labs Pharmaceuticals operates in a facility in Pretoria, South Africa under a lease with a base monthly rent payment of approximately $27,000 with a term expiring on January 31, 2056. PET Labs Pharmaceuticals also rents space at a local hospital in Pretoria, South Africa for which there was a lease with a base monthly rent payment of approximately $5,000 which expired on December 31, 2023 and operates based on monthly extensions.

Promissory Note and Loans

In August 2025, the Company executed a promissory note payable with a finance company to fund a general liability insurance policy for $0.2 million. The Company assumed a promissory note in connection with the acquisition of Renergen in January 2026 to fund a general liability insurance policy for approximately $1.1 million. Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the three months ended March 31, 2026, the Company entered into new loans totaling $0.1 million. These loans are secured by the underlying assets included in property and equipment. Refer to Note 9 ("Debt") to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding interest rates and maturities, as well as information regarding Renergen's debt obligations and QLE’s convertible notes.

Renergen Contractual Obligations and Commitments

As previously discussed, we acquired Renergen (and its indirect 94.5% equity ownership in Tetra4) in January 2026, which entities are subject to certain contractual obligations and commitments discussed further below. See Note 9 "Debt" for additional information.

Certain Commitments to the South Africa Competition Commission

In connection with our acquisition of Renergen, we made certain commitments to the South Africa Competition Commission designed to address public interest concerns and promote historically disadvantaged persons (“HDP”) and worker ownership. These commitments to the South Africa Competition Commission include: (1) a moratorium on retrenchments of workers at Renergen’s operations for a period of two years from the merger closing date; and (2) a commitment to implement, within 12 months of the merger closing date, a trust for the benefit of qualifying workers employed by Renergen and certain HDP communities and people located within the production rights area of the Virginia Gas Project (the “HDP and Worker Trust”). Upon the effective implementation date of the HDP and Worker Trust, the HDP and Worker Trust is expected to hold an aggregate 5% of the issued shares in Tetra4 and Renergen is expected to hold 89.5% of the issued shares in Tetra4, subject to change in accordance with any capital raising activities of the Company, Renergen and/or Tetra4 following the merger closing date. In conjunction with the establishment of the HDP and Workers Trust, Tetra4 will issue an offsetting vendor financed loan to the HDP and Worker Trust. The HDP and Worker Trust will continue for the duration of the Production Right held by Tetra4, which will expire during 2042, unless extended.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in connection with our evaluation of our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2025, our disclosure controls and procedures were not effective as of March 31, 2026.

Management’s Plan for Remediation of the Material Weakness

As previously described in Part II, Item 9A of our Annual Report, we began implementing a remediation plan to address the material weaknesses mentioned in such Annual Report. In order to remediate the material weaknesses, we expect to enhance our formal documentation over internal control procedures and management controls infrastructure to allow for more consistent execution of control procedures and hire additional accounting, and finance and information technology resources or consultants with public company experience. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described in the Annual Report. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

Changes in Internal Control

Except for the activities taken related to the remediation of the material weaknesses described in the Annual Report, there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described in Note 11 ("Commitments and Contingencies") to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we are not currently party to, and our property is not currently the subject of, any material pending legal matters or claims.

In addition, from time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026 and other reports that we filed with the SEC. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended) and such other reports that we filed with the SEC are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).
10.1*	First Addendum to the Term Loan Facility Agreement, between ASP Isotopes Inc., Renergen Limited and ASP Isotopes South Africa Proprietary Limited, dated January 15, 2026.
10.2*	Second Addendum to the Term Loan Facility Agreement, between ASP Isotopes Inc., Renergen Limited and ASP Isotopes South Africa Proprietary Limited, dated February 26, 2026.
10.3*	Third Addendum to the Term Loan Facility Agreement, between ASP Isotopes Inc., Renergen Limited and ASP Isotopes South Africa Proprietary Limited, dated April 16, 2026.
10.4

Loan Agreement, between Industrial Development Corporation of South Africa Limited and Tetra4 Proprietary Limited, dated December 20, 2021 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.5

Amendment, dated October 10, 2023, to Loan Agreement between Industrial Development Corporation of South Africa Limited and Tetra4 Proprietary Limited (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.6

Amendment, dated September 1, 2025, to Loan Agreement between Industrial Development Corporation of South Africa Limited Tetra4 Proprietary Limited (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.7

Finance Agreement, between U.S. International Development Finance Corporation, as successor in interest to Overseas Private Investment Corporation, and Tetra4 Proprietary Limited, dated August 20, 2019 (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.8

Amendment No. 1 to Finance Agreement, between United States International Development Finance Corporation and Tetra 4 Proprietary Limited, dated March 30, 2020 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.9

Amendment No. 2 to Finance Agreement, between United States International Development Finance Corporation and Tetra4 Proprietary Limited, dated April 28, 2020 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.10

Amendment No. 3 to the Finance Agreement, between United States International Development Finance Corporation and Tetra4 Proprietary Limited, dated February 27, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.11

Amendment No. 4 to Finance Agreement, between United States International Development Finance Corporation and Tetra4 Proprietary Limited, dated August 24, 2021 (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.12

Amendment No. 5 to Finance Agreement, between United States International Development Finance Corporation and Tetra4 Proprietary Limited, dated December 16, 2021 (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.13*#	Consent and Waiver, dated January 12, 2024, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 Proprietary Limited.
10.14*#	Consent and Waiver, dated March 12, 2024, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 Proprietary Limited.
10.15*#	Consent and Waiver, dated August 30, 2024, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 Proprietary Limited.
10.16*#	Consent and Waiver, dated December 9, 2024, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 in Proprietary Limited.
10.17*#	Waiver, dated April 9, 2025, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 Proprietary Limited.
10.18*#	Consent and Waiver, dated November 25, 2025, in connection with the Finance Agreement between U.S. International Development Finance Corporation and Tetra4 Proprietary Limited.
10.19

Amended and Restated Secured Term Loan Facility Agreement between Renergen Limited and the Standard Bank of South Africa Limited, dated December 12, 2025 (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 2025, filed on April 10, 2026).

10.20*	Production Right granted by the Republic of South Africa to Molopo South Africa Exploration and Production Proprietary Limited on September 20, 2012.
10.21*	Amendment/Variation of a Production Right granted by the Republic of South Africa to Tetra4 Proprietary Limited on September 17, 2021.
10.22*	Amendment/Variation of a Production Right granted by the Republic of South Africa to Tetra4 Proprietary Limited on March 15, 2024.
10.23*	Exploration Right granted by the Republic of South Africa to Highland Exploration and Production Proprietary Limited on May 8, 2007.
10.24*	Exploration Right granted by the Republic of South Africa to Highland Exploration and Production Proprietary Limited on May 26, 2009.
10.25*#	Liquified Natural Gas Supply Agreement between Tetra4 Proprietary Limited and Consol Glass Proprietary Limited, effective as of June 24, 2022.
10.26*	Series Seed-1 Preferred Stock Purchase Agreement, between ASP Isotopes Inc. and Opeongo, Inc., dated January 26, 2026.
10.27*	Investors’ Rights Agreement, by and among Opeongo, Inc., ASP Isotopes Inc., and the Key Holders named therein, dated January 26, 2026.
10.28*	Right of First Refusal and Co-Sale Agreement, by and among Opeongo, Inc., ASP Isotopes Inc.,and the Key Holders named therein, dated January 26, 2026.
10.29*	Voting Agreement, by and among Opeongo, Inc., ASP Isotopes Inc., and the Key Holders named therein, dated January 26, 2026.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

Certain instruments defining rights of holders of long-term debt of the company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Upon request, the company agrees to furnish to the SEC copies of such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes Inc.

Date: May 20, 2026	By:	/s/ Paul E. Mann
Paul E. Mann
Chief Executive Officer, Executive Chairman and Director
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)