Form 10-Q
period 2026-06-30
ASP Isotopes Inc.
filed 2026-08-14
CIK 1921865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 153,309,380 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to complete the Merger (as defined below) within the anticipated timeframe or at all due to the conditions to the closing of the Merger not being satisfied, including the failure to obtain approval of the Merger from ENDRA Life Sciences Inc.’s stockholders;
•
our ability to realize certain anticipated benefits of the Merger, including with respect to future financial and operating results;
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
•
our ability to complete the listing of Quantum Leap Energy as a standalone public company; and
•
other factors that are described in “Risk Factors,” on page 50.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended), and other reports that we file with the SEC, including this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ASP Isotopes Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025 *
Assets
Current assets:
Cash and cash equivalents	$219,596	$279,572
Short-term investments	35,300	47,745
Restricted cash	4,120	—
Accounts receivable	3,042	1,078
Inventories	1,527	1,098
Note receivable	—	32,005
Deferred offering costs	663	1,782
Prepaid expenses and other current assets	7,917	4,949
Current assets of discontinued operations	—	31,690
Total current assets	272,165	399,919
Property and equipment, net	42,131	33,291
Natural gas properties	192,962	—
Operating lease right-of-use assets, net	5,593	1,464
Intangible assets	634	409
Goodwill	6,466	5,177
Lease receivable - noncurrent	4,044	426
Restricted cash	1,736	—
Equity method investments	24,855	—
Other investments	19,380	5,580
Other noncurrent assets	2,080	866
Noncurrent assets of discontinued operations	—	50,888
Total assets	$572,046	$498,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,704	$3,814
Accrued expenses	8,074	4,414
Debt - current	54,513	584
Finance lease liabilities – current	178	167
Operating lease liabilities – current	920	544
Deferred revenue	882	882
Other current liabilities	9	501
Current liabilities of discontinued operations	—	21,790
Total current liabilities	70,280	32,696
Deferred tax liabilities	8,011	—
Convertible notes payable, at fair value	203,351	199,323
Debt - noncurrent	5,256	1,471
Finance lease liabilities – noncurrent	385	471
Operating lease liabilities – noncurrent	4,941	1,059
Deferred revenue - noncurrent	914	—
Other noncurrent liabilities	4,118	—
Noncurrent liabilities of discontinued operations	—	102
Total liabilities	297,256	235,122
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 130,284,092 shares issued and 130,148,698 shares outstanding as of June 30, 2026 and 111,677,771 shares issued and outstanding as of December 31, 2025	1,301	1,117
Treasury stock at cost	1	—
Additional paid-in capital	533,562	431,757
Accumulated deficit	(272,837)	(231,265)
Accumulated other comprehensive income	2,666	2,542
Total stockholders’ equity attributed to ASP Isotopes Inc. stockholders	264,693	204,151
Noncontrolling interests in consolidated subsidiaries	10,097	58,747
Total stockholders’ equity	274,790	262,898
Total liabilities and stockholders’ equity	$572,046	$498,020

* Reclassified to reflect discontinued operations presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue	$4,523	$1,198	$8,503	$2,300
Collaboration revenue	600	—	800	—
Total revenue	5,123	1,198	9,303	2,300
Cost of revenue	3,643	626	6,157	1,401
Gross profit	1,480	572	3,146	899
Operating expenses:
Research and development	6,824	880	12,088	2,410
Selling, general and administrative	28,851	11,661	50,142	18,410
Total operating expenses	35,675	12,541	62,230	20,820
Loss from operations	(34,195)	(11,969)	(59,084)	(19,921)
Other (expense) income:
Foreign exchange transaction gain (loss)	2,628	(37)	(1,098)	(99)
Change in fair value of share liability	—	(142)	—	(129)
Change in fair value of convertible notes payable	(3,460)	(63,757)	(4,028)	(64,715)
Change in fair value of equity investments	—	—	1,126	—
Interest income	2,711	925	5,759	1,439
Interest expense	(1,774)	(82)	(3,502)	(169)
Total other income (expense)	105	(63,093)	(1,743)	(63,673)
Loss before income tax benefit (expense)	(34,090)	(75,062)	(60,827)	(83,594)
Income tax benefit (expense)	97	(95)	128	(25)
Net loss from continuing operations	(33,993)	(75,157)	(60,699)	(83,619)
Income from discontinued operations, net of taxes	—	—	19,585	—
Net loss	(33,993)	(75,157)	(41,114)	(83,619)
Less: Net loss attributable to noncontrolling interests	(408)	(95)	(652)	(110)
Net loss attributable to ASP Isotopes Inc. shareholders	$(33,585)	$(75,062)	$(40,462)	$(83,509)
Net (loss) income per share, basic and diluted
Continuing operations	$(0.28)	$(1.03)	$(0.50)	$(1.17)
Discontinued operations	$—	$—	$0.16	$—
Attributable to ASP Isotopes Inc. shareholders	$(0.27)	$(1.03)	$(0.33)	$(1.17)
Weighted average shares of common stock outstanding, basic and diluted	122,715,677	73,009,938	121,860,483	71,256,809

Comprehensive loss:
Net loss before allocation to noncontrolling interests	$(33,993)	$(75,157)	$(41,114)	$(83,619)
Foreign currency translation	5,325	1,023	(1,363)	2,194
Less: reclassification to earnings	—	—	1,496	—
Total comprehensive loss before allocation to noncontrolling interests	(28,668)	(74,134)	(40,981)	(81,425)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(312)	1	(614)	—
Total comprehensive loss	$(28,356)	$(74,135)	$(40,367)	$(81,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Treasury		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Stock	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2025	111,677,771	$1,117	—	$—	$431,757	$2,542	$(231,265)	$58,747	$262,898
Issuance of common stock to acquire Renergen	14,270,000	142	—	—	92,755	—	—	—	92,897
Forfeiture of restricted common stock	(44,324)	—	44,324	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,412	—	—	—	4,412
Deconsolidation of subsidiary	—	—	—	—	—	(9)	—	(86,774)	(86,783)
Fair value of noncontrolling interest at acquisition of Numed	—	—	—	—	—	—	—	597	597
Fair value of noncontrolling interest at acquisition of Renergen	—	—	—	—	—	—	—	7,276	7,276
Distribution to noncontrolling interest of Renergen	—	—	—	—	—	—	(380)	—	(380)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	26,960	26,960
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(257)	(257)
Foreign currency translation	—	—	—	—	—	(6,688)	—	429	(6,259)
Reclassification to earnings	—	—	—	—	—	1,496	(1,496)	—	—
Net loss - continuing operations	—	—	—	—	—	—	(26,463)	(243)	(26,706)
Gain on deconsolidation	—	—	—	—	—	—	20,832	—	20,832
Net income - discontinued operations	—	—	—	—	—	—	249	3,281	3,530
Balance as of March 31, 2026	125,903,447	$1,259	44,324	$—	$528,924	$(2,659)	$(238,523)	$10,016	$299,017
Issuance of common stock from exercise of options	62,766	—	—	—	139	—	—	—	139
Issuance of restricted common stock	4,273,555	43	—	—	(43)	—	—	—	—
Forfeiture/cancellation of restricted common stock	(91,070)	(1)	87,500	1	—	—	—	—	—
Distribution to noncontrolling interest of Renergen	—	—	—	—	—	—	(729)	—	(729)
Stock-based compensation expense	—	—	—	—	4,542	—	—	—	4,542
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(215)	(215)
Foreign currency translation	—	—	—	—	—	5,325	—	704	6,029
Net loss	—	—	—	—	—	—	(33,585)	(408)	(33,993)
Balance as of June 30, 2026	130,148,698	$1,301	131,824	$1	$533,562	$2,666	$(272,837)	$10,097	$274,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common Stock			Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Stock	Capital	(Loss) Income	Deficit	Interests	Equity
Balance as of December 31, 2024	72,068,059	$721	—	$—	$105,515	$(2,164)	$(56,173)	$3,268	51,167
Stock-based compensation expense	—	—	—	—	1,890	—	—	—	1,890
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(38)	(38)
Foreign currency translation	—	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	—	(8,446)	(16)	(8,462)
Balance as of March 31, 2025	72,068,059	$721	—	$—	$107,405	$(993)	$(64,619)	$3,214	$45,728
Issuance of common stock from public offering, net of issuance costs of $3,238,630	7,518,797	75	—	—	46,686	—	—	—	46,761
Issuance of common stock from exercise of warrants	1,294,778	13	—	—	4,902	—	—	—	4,915
Issuance of restricted common stock	2,923,783	29	—	—	(29)	—	—	—	—
Settlement of liabilities with consultant	100,000	1	—	—	652	—	—	—	653
Stock-based compensation expense	—	—	—	—	4,429	—	—	—	4,429
Distribution to noncontrolling interest of VIE	—	—	—	—	—	—	—	(41)	(41)
Foreign currency translation	—	—	—	—	—	1,023	—	—	1,023
Net loss	—	—	—	—	—	—	(75,063)	(94)	(75,157)
Balance as of June 30, 2025	83,905,417	$839	—	$—	$164,045	$30	$(139,682)	$3,079	$28,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from Operating activities
Net loss	$(41,114)	$(83,619)
Adjustments to reconcile net loss to cash used in operating activities:
Income from discontinued operations	(249)	—
Foreign exchange transaction loss from intercompany	1,031	—
Depreciation and amortization	4,259	679
Gain on deconsolidation	(19,336)	—
Gain on sale of property and equipment	(58)	—
Non cash interest income on note receivable	—	(364)
Non cash interest expense on debt	3,688	—
Stock-based compensation	8,954	6,319
Shares issued for non-cash consultant expense	—	674
Change in fair value of share liability	—	129
Change in fair value of convertible notes payable	4,028	64,715
Change in fair value of equity investments	(1,126)	—
Change in right-of-use lease asset	542	268
Non-cash lease income	(199)	(22)
Change in deferred taxes	(193)	—
Changes in operating assets and liabilities, net of acquisition amounts:
Accounts receivable	(1,383)	89
Receivable from noncontrolling interest	—	28
Inventories	(264)	(946)
Prepaid expenses and other current assets	2,248	1,318
Other noncurrent assets	(1,200)	103
Accounts payable	286	1,107
Accrued expenses	557	(507)
Operating lease liabilities	(604)	(275)
Other current liabilities	(311)	(767)
Other noncurrent liabilities	471	—
Net cash used in operating activities – continuing operations	(39,973)	(11,071)
Cash used for operating activities – discontinued operations	(1,121)	—
Net cash used in operating activities	(41,094)	(11,071)
Cash flows from investing activities
Purchases of property and equipment	(10,227)	(4,108)
Purchases of short-term investments	(35,425)	—
Proceeds from maturity of short-term investments	47,870	—
Principal collections from lease receivable	279	—
Proceeds from sale of property and equipment	122	—
Purchase of equity investments	(14,067)	—
Cash received for acquisition of business, net of cash paid	4,919	—
Cash disposed of upon deconsolidation of subsidiary	(50,699)	—
Cash advance in exchanges for note receivable	—	(30,000)
Net cash used in investing activities – continuing operations	(57,228)	(34,108)
Net cash used in investing activities	(57,228)	(34,108)
Cash flows from financing activities
Proceeds from issuance of common stock	—	50,000
Payment of common stock issuance costs	—	(3,239)
Proceeds from exercise of warrants	—	4,915
Proceeds from exercise of options	139	—
Distribution to noncontrolling interest in VIE	(472)	(79)
Distribution to noncontrolling interest of Renergen	(1,109)	—
Proceeds from issuance of debt	53	47
Payment of principal portion of debt	(3,719)	(802)
Payment of principal portion of finance leases	(106)	(61)
Net cash (used in) provided by financing activities – continuing operations	(5,214)	50,781
Cash provided by financing activities – discontinued operations	45,886	—
Net cash provided by financing activities	40,672	50,781
Net change in cash, cash equivalents and restricted cash	(57,650)	5,602
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,461)	187
Cash, cash equivalents and restricted cash - beginning of period	285,563	61,890
Cash, cash equivalents and restricted cash - end of period	$225,452	$67,679
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$219,596	$67,679
Restricted cash	5,856	—
Total cash, cash equivalents, and restricted cash	$225,452	$67,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

Supplemental cash flow information:
Cash paid for Interest	$1,829	$—
Supplemental disclosures of non-cash investing and financing activities:
Derecognition of asset as a result of sales-type lease	$1,689	$—
Lease receivable	$1,689	$393
Unpaid financing fees	$663	$—
Purchase of property and equipment included in accounts payable	$282	$412
Purchase of property and equipment with bank loans	$53	$—
Right-of-use asset obtained in exchange for operating lease liability	$4,600	$102
Right-of-use asset obtained in exchange for finance lease liability	$53	$—
Common stock issued in acquisition of Renergen	$92,897	$—
Contingent consideration for acquisition of Numed	$358	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASP Isotopes Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

ASP Isotopes Inc. was incorporated in the state of Delaware on September 13, 2021 and has its headquarters in Dallas, Texas. ASP Isotopes Inc., its subsidiaries and ASP Rentals (Pty) Ltd ("ASP Rentals") are collectively referred to as “the Company” throughout these condensed consolidated financial statements.

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

Quantum Leap Energy LLC (“QLE”), the Company's subsidiary, is currently pursuing an initiative to apply its enrichment technologies to the enrichment of Uranium-235 (“U-235”) in South Africa. The Company believes that the U-235 QLE may produce has the potential to be commercialized as a nuclear fuel component for use in the new generation of high-assay low-enriched uranium (“HALEU”)-fueled small modular reactors that are now under development for commercial and government uses. In furtherance of the Company's uranium enrichment initiative, in October 2024, the Company entered into a term sheet with TerraPower, LLC (“TerraPower”) which contemplates the parties entering into definitive agreements pursuant to which TerraPower would provide funding for the construction of a HALEU production facility and agree to purchase all HALEU produced at the facility over a 10-year period after the planned completion of the facility. In addition, in November 2024, the Company entered into a memorandum of understanding with The South African Nuclear Energy Corporation (“Necsa”), a South African state-owned company responsible for undertaking and promoting research and development in the field of nuclear energy and radiation sciences, to collaborate on the research, development and ultimately the commercial production of advanced nuclear fuels. As part of the collaboration contemplated by the MOU with Necsa, QLE’s South African subsidiary has entered into a Pre-Implementation Services Contract Agreement (“Services Contract”) with Necsa, pursuant to which Necsa has agreed to provide to QLE’s South African subsidiary certain facilities, infrastructure, utilities and services related to the siting, design, construction, commission and operation of an enrichment facility on the Necsa site in Pelindaba. See the section captioned “TerraPower” below (Note 13) for disclosures regarding certain definitive agreements entered into between TerraPower and us and/or the Company's subsidiaries, including a term loan subject to conditions to support construction of a new uranium enrichment facility at Pelindaba, South Africa and supply agreements for the future supply of HALEU to TerraPower, as a customer.

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

Liquidity

The Company has incurred net losses and negative cash flows from operating activities since its inception. The Company incurred net losses from continuing operations of $60.7 million and $83.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company currently expects that its cash and cash equivalents of $219.6 million and short-term investments of $35.3 million as of June 30, 2026, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued.

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

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and disclosure in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based compensation, fair value of convertible notes, equity and other investments, gas reserves, provisions for environmental rehabilitation, loss contingencies and the accounting for acquisitions, including goodwill. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Currency and currency translation

The condensed consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of ASP Isotopes Inc. and ASP Guernsey is the U.S. dollar. The functional currency of the Company’s subsidiaries ASP South Africa, Quantum Leap Energy South Africa and Renergen is the South African Rand. The functional currency of the 80% owned Enlighted Isotopes, the 51% owned PET Labs and the 42% owned VIE ASP Rentals is the South African Rand. The functional currency of the previously consolidated Skyline Builders Group Holding Limited (“Skyline”) is the Hong Kong Dollar. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the condensed consolidated statements of operations and comprehensive loss. Assets and liabilities of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of the entities with functional currency of South African Rand or Hong Kong Dollar are recorded in South African Rand or Hong Kong Dollar, respectively, and translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the reporting period. Resulting translation adjustments are recorded separately in stockholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentration of Credit Risk and other Risks

Cash balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six months ended June 30, 2026 and 2025.

The Company's foreign subsidiaries held cash of approximately $14.7 million and $9.6 million as of June 30, 2026 and December 31, 2025, respectively, which is included in cash and cash equivalents on the condensed consolidated balance sheets. The Company's strategic plan does not require the repatriation of foreign cash in order to fund its operations in the U.S., and it is the Company's current intention to indefinitely reinvest its foreign cash outside of the U.S. If the Company were to repatriate foreign cash to the U.S., the Company would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

The Company is potentially subject to concentrations of credit risk in accounts receivable, however no customer balances exceeded 10% of accounts receivable in the condensed consolidated balance sheets as June 30, 2026 and December 31, 2025.

Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed as of June 30, 2026. Generally, the Company does not require customers to post collateral or other securities to support our associated accounts receivable.

There was one customer in the Helium and LNG segment representing $1.2 million, or 15%, of the Company's condensed consolidated revenues for the six months ended June 30, 2026. There was one customer representing 10%, or $0.2 million, of the Company's condensed consolidated revenues for the six months ended June 30, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had cash equivalents totaling $183.4 million and $267.4 million as of June 30, 2026 and December 31, 2025, respectively.

Restricted Cash

Restricted cash represents cash balances that are legally or contractually restricted as to withdrawal or use. Restricted cash is classified as current or noncurrent on the condensed consolidated balance sheet based on the nature and expected timing of the underlying restriction. Amounts classified as restricted cash are excluded from cash and cash equivalents and are disclosed separately on the balance sheet. As of June 30, 2026, the Company had current restricted cash of $2.8 million related to reserving six months of payments to fulfill obligations under the DFC Credit Facility (defined below) and $1.3 million related to reserving six months of payments to fulfill obligations under the IDC Loan (defined below). Refer to note 9, “Debt,” for additional information. As of June 30, 2026, the Company had noncurrent restricted cash of $1.2 million related to Renergen's obligation to manage the negative environmental impact associated with its operational activities and $0.5 million related to electricity payments and early termination guaranties with a public utility company.

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

Under the equity method, the Company has elected to initially record the investment at fair value and subsequently adjusts the carrying amount to reflect its share of the investee’s earnings or losses, which are recognized in the condensed consolidated statements of operations and comprehensive loss. Dividends received from equity method investees reduce the carrying amount of the investment. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Alternatively, the Company may elect to utilize the fair value option. The Company's equity method investments include the Company's investment in Skyline utilizing the fair value option.

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

If the Company determines that an impairment is other-than-temporary, it recognizes a loss equal to the difference between the investment’s carrying amount and its fair value. Equity method investments and investments at cost are included in “Equity method investments” and "Other investments", respectively, on the condensed consolidated balance sheet.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for expected credit losses is estimated for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information and current market conditions. Bad debts are written off against the allowance when identified. As of June 30, 2026 and December 31, 2025 there was no allowance for expected credit losses.

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

The components of inventories as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Raw material	$701	$484
Work in process	727	614
Finished goods	99	—
Total inventories	$1,527	$1,098

No significant write-downs to net realizable value or reversals of write-downs occurred in the three and six months ended June 30, 2026 and 2025.

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

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of deferred and contingent consideration liabilities in the condensed consolidated statements of operations and comprehensive loss.

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

Identifiable intangible assets with definite lives are amortized over their estimated useful lives, ranging from 4 to 5 years. The Company's intangible assets include trademarks and customer-related intangible assets related to the East Coast Nuclear Pharmacy ("ECNP") and Numed acquisitions. The Company uses the straight-line method of amortization for identifiable intangible assets with definite lives.

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

Proved reserve assets and proved developed assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant and Equipment. As of June 30, 2026, no impairment indicators were identified with respect to Renergen’s proved properties.

The Company performs periodic assessments of unproved properties for impairment and recognizes a loss at the time of impairment. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent lands, and in-house geologists’ evaluation of the reservoir. As of June 30, 2026, no impairment indicators were identified with respect to the Renergen’s unproved properties.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize any impairment losses for the three and six months ended June 30, 2026 or 2025.

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

The Company has production and exploration rights on land in South Africa. A rehabilitation obligation of ZAR 61.6 million ($3.8 million) has been recognized in other noncurrent liabilities with respect to the retirement of the Virginia Gas Project assets as of June 30, 2026. This obligation encompasses costs estimated to be incurred to address the following: disturbed infrastructure areas; existing production wells and all exploration wells; general surface rehabilitation; monitoring; and latent/residual environmental risk related to resealing wells.

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

The Company’s collaboration revenue relates to TerraPower LLC ("TerraPower") (Note 13). At contract execution, the Company analyzes its collaborative arrangements and license agreements to assess whether both parties are active participants in the activities and are exposed to significant risks and rewards and therefore are within the scope of ASC 808, Collaborative arrangements (“ASC 808”). ASC 808 does not address the recognition and measurement of payments from collaborative arrangements and instead refers companies to use other authoritative accounting literature. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration reflect a vendor-customer relationship and therefore are within the scope of ASC 606, Revenue from Contracts with Customers. When the Company determines elements of a collaboration agreement do not reflect a vendor-customer relationship, the Company consistently applies a reasonable and rational policy election made by analogizing to authoritative accounting literature. The Company evaluates the income statement classification for presentation of amounts due from or owed to other participants in a collaboration arrangement based on the nature of each separate activity. The Company recognizes collaboration revenue from TerraPower as contractual deliverables are provided and the related performance obligations are satisfied. Amounts received in advance of performance are recorded as deferred revenue and recognized as revenue when the associated services or deliverables are transferred to the collaborator.

In January 2026, the Company acquired Renergen (Note 14). Renergen explores, produces and sells LNG in South Africa. Revenue from the sale of LNG is recognized upon delivery to the specified destination agreed to in the contract.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of long-term contracts, a token liability is recorded. The Company classifies these token liabilities within “Deferred revenue - noncurrent” on the Company’s condensed consolidated balance sheets since they have no expiration date. Token contract liabilities are recognized as revenue after control of the goods and services is transferred to the customer and all revenue recognition criteria have been met. The token liability was $0.9 million as of June 30, 2026.

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

3. Short-term Investments

A summary of the Company’s held-to-maturity investments as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	Six Months Ended June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities - mature September 2026	$35,300	$—	$(8)	$35,292
Total	$35,300	$—	$(8)	$35,292

	Year Ended December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities - mature April 2026	$47,745	$32	$—	$47,777
Total	$47,745	$32	$—	$47,777

There is no allowance for credit losses in short-term investments as of June 30, 2026 and December 31, 2025.

4. Fair Value Measurements

The Company classified its U.S. Treasury securities (Note 3) within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs. The Company’s convertible notes payable (Note 9) is measured as a Level 3 fair value on a recurring basis and was $203.4 million and $199.3 million as of June 30, 2026 and December 31, 2025, respectively.

The Company holds an equity investment in IsoBio. The Company originally measured the investment at cost. In October 2025, IsoBio completed a preferred stock financing with unrelated third‑party investors. The transaction represented an observable price change for an identical or other similar equity security held by the Company. Accordingly, the Company remeasured the investment to fair value and recorded an unrealized gain of $0.6 million within Other income (expense). No further observable price changes have been identified. The resulting carrying value of the IsoBio investment is $5.6 million as of June 30, 2026 and December 31, 2025. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in Opeongo. The Company measured the investment at cost and no observable price changes were identified. The carrying value of the Opeongo investment is $10.0 million as of June 30, 2026. Because the valuation incorporates significant unobservable inputs, the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in ENDRA Life Sciences, Inc. ("ENDRA"). The Company measured the investment at fair value and no material observable price changes were identified. The total carrying value of the ENDRA investment is $3.8 million as of June 30, 2026. Because the valuation of the common stock and prefunded warrants incorporates observable inputs, that portion of the investment is classified as a Level 1 fair value measurement. Because the valuation of the common warrants incorporates significant unobservable inputs, that portion of the investment is classified as a Level 3 fair value measurement.

The Company holds an equity investment in Skyline. The Company measured the investment under the equity method and recorded the investment at $23.8 million as a result of the deconsolidation of Skyline during the first quarter of 2026. The Company has elected to account for the retained interest in Skyline under the fair value option (“FVO”). The carrying amount was adjusted by $1.1 million during the first quarter of 2026, resulting in a carrying amount of the Skyline investment of $24.9 million as of June 30, 2026. The Company recognized a change in fair value of investment of $0 and $1.1 million for the three and six months ended June 30, 2026 and 2025. Because the valuation incorporates observable inputs, the investment is classified as a Level 1 fair value measurement.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended June 30, 2026. The carrying amounts of accounts payable, accrued expenses and debt are considered to be representative of their respective fair values because of the short-term nature of those instruments.

A summary of the assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$35,300	$—	$35,300	$—
Other investments (ASC 321)	44,235	27,989	—	16,246
Total	$79,535	$27,989	$35,300	$16,246
Liabilities:
Convertible notes payable	203,351	—	—	203,351
Total	$203,351	$—	$—	$203,351

	December 31, 2025
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$47,745	$—	$47,745	$—
Other investments (ASC 321)	5,580	—	—	5,580
Total	$53,325	$—	$47,745	$5,580
Liabilities:
Convertible notes payable	199,323	—	—	199,323
Total	$199,323	$—	$—	$199,323

The following table provides a reconciliation of the Company’s assets and liabilities measured as a Level 3 at fair value on a recurring basis using significant unobservable inputs (in thousands):

Convertible Notes Payable
Balance as of December 31, 2024	$33,433
Fair value at issuance	42,171
Fair value adjustment	123,719
Balance as of December 31, 2025	199,323
Fair value adjustment	4,028
Balance as of June 30, 2026	$203,351

5. Revenue and Segment Information

In connection with the Company's acquisitions of 51% ownership of PET Labs in October 2023, 100% ownership of ECNP in October 2025 and 60% ownership of Numed in January 2026, the Company manufactures and sells nuclear medical doses for PET and SPECT scanning in South Africa and the U.S. Beginning in the first quarter of 2026, primarily as a result of the acquisition of Renergen and the deconsolidation of Skyline, the Company has three operating segments: (i) nuclear fuels, (ii) specialist isotopes and related services, and (iii) helium and LNG. The Company’s prior “construction services” segment is shown below as “discontinued operations.”

The following table presents revenue from continuing operations disaggregated by geography based on the Company’s locations (in thousands):

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2026	2025	2026	2025
South Africa	$3,379	$1,198	$6,027	$2,300
United States	1,744	—	3,276	—
Total Revenue	$5,123	$1,198	$9,303	$2,300

The following table presents changes in the Company’s accounts receivable for the six months ended June 30, 2026 (in thousands):

	Balance as of December 31, 2025	Additions (a)	Deductions	Balance as of June 30, 2026
Accounts receivable	$1,078	$11,878	$(9,914)	$3,042
(a)
The Company assumed accounts receivable as part of the Numed and Renergen acquisitions totaling $0.2 million and $3.2 million, respectively (Note 14).

Segment Information

Beginning in 2024, primarily as a result of increased business activities of its subsidiary, Quantum Leap Energy LLC, the Company had two operating segments: (i) specialist isotopes, and related services and (ii) nuclear fuels. Beginning in August 2025, primarily as a result of the acquisition of Skyline, the Company had three operating segments: (i) specialist isotopes and related services, (ii) nuclear fuels, and (iii) construction services. In January 2026, the Company acquired Renergen, which is an integrated producer of both liquid helium and LNG, which comprises the helium and LNG segment. As mentioned above, in late March 2026, the Company entered into the Exchange Agreement and completed the deconsolidation of Skyline. The Company retained approximately 8.6% of the outstanding Class A ordinary and preferred shares of Skyline immediately following the separation. The accounting requirements for reporting the separation of Skyline as a discontinued operation were met when the separation was completed. Subsequent to the deconsolidation of Skyline in March 2026, the Company has three operating segments: (i) specialist isotopes and related services, (ii) nuclear fuels, and (iii) helium and LNG.

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

The following table shows total assets by segment and a reconciliation to the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Segment assets:
Specialist isotopes and related services	$400,945	$321,190
Nuclear fuels	106,279	94,252
Helium and LNG	64,822	—
Discontinued operations	—	82,578
Total assets	$572,046	$498,020

Select information from the condensed consolidated statements of operations and comprehensive loss as of the three months ended June 30, 2026 and 2025 is as follows (in thousands):

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$3,869	$1,198	$(14,158)	$(8,445)
Nuclear fuels	600	—	(13,848)	(66,712)
Helium and LNG	654	—	(5,987)	—
	$5,123	$1,198	$(33,993)	$(75,157)

Select information from the condensed consolidated statements of operations and comprehensive loss as of the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$7,255	$2,300	$(24,748)	$(14,814)
Nuclear fuels	800	—	(19,961)	(68,805)
Helium and LNG	1,248	—	(15,990)	—
	$9,303	$2,300	$(60,699)	$(83,619)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the three months ended June 30, 2026 and 2025, is as follows (in thousands):

	Three Months Ended June 30, 2026
	Specialist isotopes and related services	Nuclear fuels	Helium and LNG	Total
Sales from external customers	$3,869	$—	$654	$4,523
Collaboration revenue	—	600	—	600
Less: cost of sales	(2,149)	—	(1,494)	(3,643)
Segment gross profit (loss)	1,720	600	(840)	1,480
Personnel expenses	8,907	4,492	1,085	14,484
Professional fees	3,603	2,176	692	6,471
Other segment expenses	5,941	5,598	3,181	14,720
Segment operating loss	(16,731)	(11,666)	(5,798)	(34,195)
Foreign exchange transaction gain (loss)	66	(18)	2,580	2,628
Change in fair value of convertible notes payable	547	(4,007)	—	(3,460)
Interest income (expense), net	1,736	716	(1,515)	937
Loss before income tax benefit	$(14,382)	$(14,975)	$(4,733)	$(34,090)

	Three Months Ended June 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Total
Sales from external customers	$1,198	$—	$1,198
Less: cost of sales	(626)	—	(626)
Segment gross profit	572	—	572
Personnel expenses	4,452	2,441	6,893
Professional fees	2,387	461	2,848
Other segment expenses	2,546	254	2,800
Segment operating loss	(8,813)	(3,156)	(11,969)
Foreign exchange transaction loss	(37)	—	(37)
Change in fair value of share liability	(142)	—	(142)
Change in fair value of convertible notes payable	—	(63,757)	(63,757)
Interest income, net	641	202	843
Loss before income tax expense	$(8,351)	$(66,711)	$(75,062)

A reconciliation of total segment revenue to total consolidated revenue and of total segment gross profit and segment operating income to total consolidated income before income taxes, for the six months ended June 30, 2026 and 2025, is as follows (in thousands):

	Six Months Ended June 30, 2026
	Specialist isotopes and related services	Nuclear fuels	Helium and LNG	Total
Sales from external customers	$7,255	$—	$1,248	$8,503
Collaboration revenue	—	800	—	800
Less: cost of sales	(3,843)	—	(2,314)	(6,157)
Segment gross profit (loss)	3,412	800	(1,066)	3,146
Personnel expenses	16,494	7,740	2,216	26,450
Professional fees	7,085	4,373	1,223	12,681
Other segment expenses	11,298	6,509	5,292	23,099
Segment operating loss	(31,465)	(17,822)	(9,797)	(59,084)
Foreign exchange transaction gain (loss)	27	(61)	(1,064)	(1,098)
Change in fair value of investments	—	1,126	—	1,126
Change in fair value of convertible notes payable	636	(4,664)	—	(4,028)
Interest income (expense), net	3,823	1,460	(3,026)	2,257
Loss before income tax benefit	$(26,979)	$(19,961)	$(13,887)	$(60,827)

	Six Months Ended June 30, 2025
	Specialist isotopes and related services	Nuclear fuels	Total
Sales from external customers	$2,300	$—	$2,300
Less: cost of sales	(1,401)	—	(1,401)
Segment gross profit	899	—	899
Personnel expenses	7,752	3,032	10,784
Professional fees	4,166	837	5,003
Other segment expenses	4,435	598	5,033
Segment operating loss	(15,454)	(4,467)	(19,921)
Foreign exchange transaction loss	(99)	—	(99)
Change in fair value of share liability	(129)	—	(129)
Change in fair value of convertible notes payable	—	(64,715)	(64,715)
Interest income, net	893	377	1,270
Loss before income tax expense	$(14,789)	$(68,805)	$(83,594)

6. Property and Equipment

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	Useful Lives (Years)	June 30, 2026	December 31, 2025
Construction in progress	—	$5,106	$4,950
Plant and office buildings	10	29,639	21,291
Land	—	213	—
Tools, machinery and equipment	3 - 10	9,266	7,869
Computer equipment	3	725	332
Vehicles	5	1,348	828
Software	5	626	613
Office furniture	5 - 10	517	248
Leasehold improvements	Lesser of estimated useful life or the remaining lease term	437	114
Property and equipment, at cost		47,877	36,245
Less accumulated depreciation		(5,746)	(2,954)
Property and equipment, net		$42,131	$33,291

The Company has three isotope enrichment plants in Pretoria, South Africa: a C-14 plant, a multi-isotope plant and a laser isotope separation plant using QE technology. As of June 30, 2026 and December 31, 2025, costs incurred for the multi-isotope plant and the laser isotope separation plant were considered construction in progress because the work was not complete.

Depreciation expense was $1.3 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $2.7 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense included as part of inventory costs was $44,000 for each of the three and six months ended June 30, 2026.

Natural gas properties at cost as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Proved reserves	$35,578	$—
Unproved reserves	72,471	—
Wells in process	3,327	—
Developed Assets	24,039	—
Gas processing and liquefaction equipment (Virginia Gas Project)	19,444	—
Construction in progress	35,483	—
Rehabilitation Asset	3,607	—
Natural gas properties, at cost	193,949	—
Less accumulated depreciation, depletion and amortization	(987)	—
Net capitalized costs	$192,962	$—

Natural gas properties are depleted using the unit-of-production method. Acquisition costs (proved reserves) are depleted over total proved reserves; development costs (developed assets) are depleted over proved developed reserves. Gas processing and liquefaction equipment, including the plant, is depreciated using the straight-line method based on a useful life of 20 years. Construction in progress is not depleted or depreciated until the related assets are placed in service. The useful life of the rehabilitation asset is consistent with the units-of-production depletion of the underlying developed assets. Depletion expense attributable to natural gas properties was $1.5 million for the period from January 6, 2026 through June 30, 2026 and $0.7 million for the three months ended June 30, 2026 and is included within the cost of revenue line in the condensed consolidated statements of operations and comprehensive loss.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Value-added tax refund receivable	$1,547	$763
Insurance	2,017	1,982
Vendor advances and deposits	2,089	1,305
Other	2,264	899
Total prepaid expenses and other current assets	$7,917	$4,949

8. Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Salaries and other employee costs	$4,184	$2,965
Professional	2,541	1,262
Other	1,349	187
Total accrued expenses	$8,074	$4,414

9. Debt

Debt consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Promissory notes	$525	$106
Motor vehicle and equipment loans	2,026	1,949
Credit facility	22,812	—
Secured term loans	22,276	—
Unsecured term loans	12,130	—
Total debt	59,769	2,055
less current portion of debt	(54,513)	(584)
Long term portion of debt	$5,256	$1,471

Credit facility and term loans contain a repayment on demand clause. Management believes the carrying values of debt outstanding approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings.

Promissory Note Payable

In August 2025, the Company executed a promissory note payable with a finance company to fund a general liability insurance policy for $0.2 million. This note bears interest at an annual rate of 10.0% with twelve monthly payments beginning in August 2025. As of June 30, 2026 and December 31, 2025, this promissory note payable balance was $16,000 and $0.1 million, respectively.

The Company assumed a promissory note in connection with the acquisition of Renergen in January 2026 to fund a general liability insurance policy for approximately $1.1 million. This note bears interest at an annual rate of 9.6% with eleven monthly payments beginning in December 2025. As of June 30, 2026, this promissory note payable balance was $0.5 million.

Motor Vehicle and Equipment Loans

Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the six months ended June 30, 2026, the Company entered into new loans totaling $0.1 million. These loans are secured by the underlying assets included in property and equipment. The loans have variable interest rates ranging from 9.25% to 11.25% and mature from September 2028 to February 2031. Minimum monthly payments total $0.1 million. For each of the three months ended June 30, 2026 and 2025, interest expense under the outstanding loans was $0.1 million. For each of the six months ended June 30, 2026 and 2025, interest expense under the outstanding loans was $0.1 million. As of June 30, 2026 and December 31, 2025, motor vehicle and equipment loans totaled $2.0 million and $1.9 million, respectively.

Credit Facilities

Renergen's subsidiary Tetra4 entered into a $40.0 million finance agreement with the U.S. International Development Finance Corporation ("DFC"), as successor and assignee of the Overseas Private Investment Corporation ("DFC Credit Facility") on August 20, 2019 (as amended, the “Facility Agreement”). Drawdowns occurred between September 2019 and September 2021. Tetra4 is obligated to repay the loan in equal quarterly installments of $1.1 million on each payment date which began on August 2022 and will end on August 15, 2031. The drawdowns bear interest at rates ranging from 1.24% to 2.11% per annum. The DFC Credit Facility is secured by a pledge of Tetra4’s assets, land and the restricted cash accounts disclosed in Note 2. Tetra4 is currently in default with the following operating covenants under the DFC Credit Facility as a result of its failure to: (a) timely register the Servitude Security and provide DFC with evidence of such registration with the appropriate Deeds Office in the Project Country; and (b) timely deliver its audited annual financial statements to DFC following Tetra4’s transition from IFRS to US GAAP and the extended PCAOB‑compliant audit procedures required to align with ASPI’s SEC periodic reporting obligations. Tetra4 is actively engaged in discussions with DFC regarding the aforementioned default, and, while there can be no assurance that DFC will agree to an amendment or waiver on acceptable terms (or at all), DFC has informally indicated its willingness (i) to extend the deadline for the registration of the Servitude Security to a date falling six months after the anticipated completion date for Phase 1 of the Virgina Gas Project and (ii) to consider extending such audited annual financial statements delivery deadline to no later than the fourth quarter 2026. Failure to obtain such amendments or waivers from DFC could result in DFC exercising remedies available to it under the DFC Credit Facility, including declaring any portion or all of the outstanding principal amount and accrued interest thereon immediately due and payable, and could result in cross-defaults under the SBSA Loan. For the period January 6, 2026 through June 30, 2026, interest expense under the DFC Credit Facility was $0.6 million. For the three months ended June 30, 2026, interest expense was $0.3 million. As of June 30, 2026, the outstanding principal amount of the DFC Credit Facility totaled $22.8 million and is classified as current. All capitalized terms used in this paragraph but not defined herein have the meaning ascribed to them in the DFC Credit Facility.

Secured Term Loans

Renergen's subsidiary Tetra4 entered into a ZAR 160.7 million loan agreement (the “IDC Loan Agreement”) with the Industrial Development Corporation of South Africa Limited (“IDC”), as lender, on December 20, 2021 ("IDC Loan"). A drawdown occurred in December 2021 and is repayable in 102 equal monthly payments which commenced in July 2023. The loan terms included a 12-month interest capitalization and an 18-month capital repayment moratorium. The loan accrues interest at the prime lending rate plus 3.5% and is secured by a pledge of Tetra4’s assets, land and the restricted cash disclosed in Note 3. The following financial covenants apply to the IDC Loan: Tetra4 is required to maintain (a) a ratio of all interest bearing Debt to EBITDA of not more than 3.0 to 1; (b) a ratio of Current Assets to Current Liabilities of not less than 1 to 1; (c) a ratio of Cash Flow for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, to Debt Service for the most recently completed four (4) consecutive full fiscal quarters, taken as a single accounting period, of not less than 1.30 to 1; (d) a ratio of Cash Flow for the most recently completed four (4) fiscal quarters, taken as a single accounting period, to Debt Service for the next succeeding four (4) consecutive full fiscal quarters of not less than 1.3 to 1; and (e) at all times, a Reserve Tail Ratio of not less than 25%. These financial covenants will be measured by Tetra4 on each Calculation Date (defined at the end of each fiscal quarter (including the fourth fiscal quarter) of each financial year, a date falling not less than 45 (forty-five) days thereafter; and at the end of each Fiscal Year, a date falling not less than 90 days thereafter). Additionally, at all times, Tetra4 is required to ensure that the DSRA is funded in an amount equal to, on any given date, a Rand amount equal to the aggregate amount of the sum of all payments of principal, interest and fees made or required to be made by Tetra4 under the IDC Loan Agreement for the immediately succeeding six-month period, to be used as a payment buffer for Tetra4’s repayment obligations under and in terms of the IDC Loan Agreement. The IDC Loan Agreement contains negative covenants, which include that

Tetra4 shall not make any shareholder dividend distribution, repay any shareholders’ loans and/or pay any interest on shareholders’ loans or make any payments whatsoever to its shareholders without the IDC’s prior written consent if (i) Tetra4 is in breach of any term of the IDC Loan Agreement; or (ii) the making of such payment would result in a breach of any one or more of the financial ratios described above. As of June 30, 2026, Tetra4 was not in compliance with the covenants described in clauses (a)-(d) above which took effect on February 15, 2026. Tetra4 is actively engaged in discussions with IDC to amend the IDC Loan Agreement to align the Calculation Date with the completion of Phase 1 of the Virginia Gas Project. Although no assurance can be provided that a waiver will be received (if at all), the Company expects to receive a waiver from IDC in connection with the renegotiation of the applicable Calculation Date. The IDC Loan outstanding on June 30, 2026 amounted to ZAR 139.8 million ($8.5 million) and interest expense for the period January 6, 2026 through June 30, 2026 amounted to ZAR 9.9 million ($0.6 million). Since Tetra4 was in default under the IDC Loan, the loan balance was classified as current as of June 30, 2026. Interest expense for the three months ended June 30, 2026 amounted to ZAR 5.1 million ($0.3 million). Qualifying interest attributable to assets under construction is capitalized. All capitalized terms used in this paragraph but not defined herein have the meaning ascribed to them in the IDC Loan Agreement.

Pursuant to a Secured Term Loan Facility Agreement, Renergen obtained a ZAR 155.0 million secured loan from Standard Bank of South Africa ("SBSA") on August 30, 2024. Such Secured Term Loan Facility Agreement was subsequently amended and restated on December 12, 2025 (as amended, the “SBSA Loan”). The drawdowns occurred between August 2024 and October 2024. The SBSA Loan accrues compounded interest at a rate linked to the three-month Johannesburg Interbank Average Rate plus a variable margin (21.725% as of June 30, 2026). The SBSA Loan was scheduled to mature on the repayment date of March 31, 2026. The Company is currently engaged in discussions with SBSA and is in the process of finalizing an amendment to the SBSA Loan to extend the repayment date to August 15, 2027, or such later date as may be mutually agreed between the parties. Although no assurance can be provided that an amendment will be finalized (if at all), discussions are ongoing and the Company expects the amendment to be completed in the ordinary course. Until such amendment is executed, the existing terms of the SBSA Loan remain in effect. The SBSA Loan is secured by a third ranking pledge of Tetra4’s assets and shares held by Renergen in Tetra4. In addition, NTIGT Investment Proprietary Limited (“NTIGT”), an affiliate of Mr. Nicholas Mitchell and Mr. Stefano Marani, has entered into cession and pledge agreement with SBSA, pursuant to which NTIGT has pledged and ceded as security, which remain in NTIGT’s possession unless called, collectively 1,546,268 shares of ASP Isotopes common stock issued to Mr. Nicholas Michell and Mr. Stefano Marani in exchange for their shares of Renergen prior to the acquisition by ASP Isotopes, to and in favor of SBSA. The Molopo litigation discussed below and the need to procure the requisite equity injection by January 24, 2025 resulted in events of default with respect to the SBSA Loan. SBSA provided a waiver for both default events. To date, no further remedies have been requested by SBSA due to the progress achieved in securing funding for Renergen’s LNG plant in the Free State, South Africa. The SBSA Loan outstanding on June 30, 2026 amounted to ZAR 224.8 million ($13.7 million), which is classified as current, and interest expense for the period January 6, 2026 through June 30, 2026 amounted to ZAR 21.6 million ($1.3 million). Interest expense for the three months ended June 30, 2026 amounted to ZAR 11.5 million ($0.7 million).

Unsecured Term Loans

Renergen entered into a $7.0 million unsecured convertible debenture subscription agreement ("Subscription Agreement") with AIRSOL, an Italian wholly-owned subsidiary of SOL S.p.A., on August 30, 2023. The Subscription Agreement provided for two tranches of funding: $3.0 million (“Tranche 1”), received on August 30, 2023, and $4.0 million (“Tranche 2”), received on March 18, 2024. The debentures include a contractual maturity date, initially set at February 28, 2025 and amended by agreement to August 31, 2025, subject to the terms of the Subscription Agreement (as amended) and the related Helium Sale and Purchase Agreement. The debentures accrue interest at 13% per annum, calculated and compounded semi-annually, with interest payable on February 28 and August 31 each year. As of June 30, 2026, Renergen and AIRSOL were in a legal dispute regarding the repayment terms and the total balance of principal and interest was reported in current liabilities. The carrying amount of the debentures outstanding as of June 30, 2026 was $8.3 million.

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

As the loan was not repaid on August 31, 2024 it now accrues interest at the prime lending rate plus 2% (12.25% on June 30, 2026). The loan can only be repaid when Tetra4 declares a dividend and utilizes a maximum of 36% of the distributable profits in order to pay the dividend. It is not expected that the loan or interest will be repaid in the next 12 months given the unavailability of distributable profits based on Tetra4’s most recent forecasts. As such, the loan is classified as noncurrent. Interest expense was ZAR 3.4 million ($0.2 million) for the three months ended June 30, 2026 and ZAR 1.8 million ($0.1 million) for the six months ended June 30, 2026. The Molopo loan outstanding on June 30, 2026 amounted to ZAR 62.3 million ($3.8 million).

In November 2024, Molopo initiated legal proceedings against Tetra4 in the High Court of South Africa, Gauteng Local Division, Johannesburg, by issuing a summons alleging a breach of contract when Renergen sold the 5.5% stake in Tetra4 to Mahlako Gas Energy Proprietary Limited ("MGE"). The claim pertains to a written loan agreement entered into between Molopo, as the lender, and Tetra4, as the borrower, in April 2014 (as described above). As a consequence, Molopo has purported to cancel the loan agreement, which cancellation is disputed by Tetra4 on the basis that the investment by MGE did not constitute a payment by Tetra4 to its parent in the sale. Based on current court timelines (including information published in the Lead Times Bulletin for the High Court in Gauteng), we do not expect the matter to proceed to a hearing within the next two to three years, hence the loan continues to be classified as noncurrent.

Scheduled maturities of the Company’s debt as of June 30, 2026 are as follows (in thousands):

2026 (remaining six months)	$54,217
2027	607
2028	638
2029	455
2030	46
Thereafter	3,806
Total notes payable	$59,769
Less debt - current	(54,513)
Debt -noncurrent	$5,256

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

The 2024 Convertible Notes were recorded on the condensed consolidated balance sheet at their fair values. The fair value of the March 2024 Convertible Notes on the date of issuance was $21.1 million. The fair value of the June 2024 Convertible Notes on the date of issuance was $5.5 million. The fair value of the 2024 Convertible Notes as of June 30, 2025 was determined to be $98.1 million and the resultant change in fair value of $63.8 million and $64.7 million was recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively. In connection with the issuance of the 2025 Convertible Notes (as described below), QLE’s outstanding 2024 Convertible Notes originally issued in March 2024 and June 2024 automatically converted into 2025 Convertible Notes with a fair value of $147.7 million.

In November 2025, QLE issued convertible notes payable (“2025 Convertible Notes”) totaling $72.2 million and received aggregate cash of $69.6 million. The maturity date of the 2025 Convertible Notes is November 19, 2030. The 2025 Convertible Notes automatically convert into common shares upon QLE’s closing of an IPO or other qualifying public transaction at 80% of the share price, taking into consideration a valuation cap. QLE received $10.0 million in gross proceeds from American Ventures LLC, Series IX Quantum Leap and $30.0 million in gross proceeds from ASP Isotopes, its parent. Issuance costs paid in cash totaling $2.6 million were expensed in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The 2025 Convertible Notes are recorded on the condensed consolidated balance sheet at their fair values. The fair value of the 2025 Convertible Notes as of June 30, 2026 and December 31, 2025 has been determined to be $203.4 million and $199.3 million, respectively. The resultant change in fair value of the 2025 Convertible Notes for the three and six months ended June 30, 2026 was $3.5 million and $4.0 million, respectively, and has been recorded in other income and expense in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the total principal and accrued interest of the 2025 Convertible Notes was $230.5 million of which $10.7 million was from the interest. See Note 22, Subsequent Events, related to securities exchange agreements with certain holders of 2025 Convertible Notes.

The Company announced QLE and certain of its subsidiaries have entered into a loan agreement with TerraPower (the “TerraPower Loan Agreement”), a US nuclear innovation company, for a multiple advance term loan of up to $22.0 million related to financing support for the construction of a new uranium enrichment facility capable of producing HALEU in South Africa. Per the terms of the TerraPower Loan Agreement and subject to the satisfaction of various conditions precedent to each disbursement (including receiving all required licenses and permits to perform uranium enrichment in South Africa), the borrower could receive aggregate loan disbursements of $20.0 million.

American Ventures Advisory Agreement

On October 28, 2025, QLE entered into an Advisory Agreement (“Advisory Agreement”) with American Ventures LLC, a Delaware limited liability company (“American Ventures”). Under the Advisory Agreement, American Ventures will provide various services to the Company related to QLE and its present and future subsidiaries’ business and operations.

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

10. Deferred Revenues

In June 2023, the Company entered into a Supply Agreement with a customer for the delivery of Mo-100 and molybdenum-98 beginning in 2024. In conjunction with the Supply Agreement, the Company received $0.9 million in September 2023, as an advance towards future revenue. The Company has recorded $0.9 million as deferred revenue on the balance sheet as of June 30, 2026 and December 31, 2025.

The Company assumed a token liability in connection with the acquisition of Renergen in January 2026. Tokens with the value of $0.9 million were issued during 2023 and have no expiration date. When a token is redeemed, revenue relating to the transaction will be recognized at the original value at which the token was issued. The Company has recorded $0.9 million as deferred revenue - noncurrent on the balance sheet as of June 30, 2026.

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

In addition, the Company entered into a loan agreement with Renergen ("Renergen Loan") in which a total of $30.0 million was provided by the Company for the purpose of funding Renergen’s operations. In conjunction with the Renergen Loan, the full amount of the previously paid exclusivity fee of $10.0 million was applied to the Renergen Loan. The remaining $20.0 million available under the Renergen Loan was paid by the Company to Renergen in June 2025. The Renergen Loan matured and repayment was due on September 30, 2025. The Renergen Loan bears interest at the South African Prime Rate, which was approximately 10.50% as of June 30, 2026. The Renergen Loan was amended to extend the repayment date to January 20, 2026 and amended again to establish the repayment date as sixty days after written demand by the Company. Pursuant to additional amendments, the aggregate principal amount available under the Renergen Loan was increased to $80 million. The Renergen Loan, including all interest accrued, is eliminated in consolidation.

Certain Commitments to the South Africa Competition Commission

In connection with the Company's acquisition of Renergen, the Company made certain commitments to the South Africa Competition Commission designed to address public interest concerns and promote historically disadvantaged persons (“HDP”) and worker ownership. These commitments to the South Africa Competition Commission include: (1) a moratorium on retrenchments of workers at Renergen’s operations for a period of two years from the merger closing date; and (2) a commitment to implement, within 12 months of the merger closing date, a trust for the benefit of qualifying workers employed by Renergen and certain HDP communities and people located within the production rights area of the Virginia Gas Project (the “HDP and Worker Trust”). Upon the effective implementation date of the HDP and Worker Trust, the HDP and Worker Trust are expected to hold an aggregate 5% of the issued shares in Tetra4 and Renergen is expected to hold 89.5% of the issued shares in Tetra4, subject to change in accordance with any capital raising activities of the Company, Renergen and/or Tetra4 following the merger closing date. In conjunction with the establishment of the HDP and Workers Trust, Tetra4 will issue an offsetting vendor financed loan to the HDP and Worker Trust. The HDP and Worker Trust will continue for the duration of the Production Right held by Tetra4, which will expire during 2042, unless extended.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

On December 4, 2024, a purported stockholder of the Company filed a putative securities class action on behalf of purchasers of the Company’s securities between October 30, 2024 through November 26, 2024 against ASP Isotopes Inc. and certain of its executive officers in the United States District Court for the Southern District of New York (Corredor v. ASP Isotopes Inc., et al., Case No. 1:24-cv-09253 (S.D.N.Y.)) (the “Securities Class Action”). The Securities Class Action alleges that the Company, its chief executive officer and chief financial officer (“Defendants”) made materially misleading or false statements or omissions regarding the Company’s business and asserts purported claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder. The complaint seeks unspecified compensatory damages, attorney’s fees and costs. On May 2, 2025, the Court appointed Mark Leone (“Leone”) as lead plaintiff and directed the Clerk of court to amend the caption to substitute Leone for Alexander Corredor as plaintiff. On May 2, 2025, the Court also appointed lead counsel and set deadlines for filing an amended consolidated class action complaint and briefing schedules for a motion to dismiss, if any, and class certification. On May 27, 2025, Leone and two additional named plaintiffs (“Plaintiffs”) filed the amended class action complaint (“Amended Complaint”), that asserts the same causes of action and seeks the same relief as the initial complaint and is based upon substantially similar factual allegations as the initial complaint. On June 27, 2025, Defendants filed a motion to dismiss the Amended Complaint. Also on June 27, 2025, Plaintiffs filed a motion for class certification. On December 4, 2025, the Court denied in part Defendants’ motion to dismiss and granted Plaintiffs’ motion for class certification. On April 3, 2026, following a mediation in which the parties reached an agreement-in-principle to resolve all claims in the Securities Class Action, subject to the Court’s approval, the parties filed a Joint Stipulation agreeing to stay the Securities Class Action (the “Stipulation”). The Stipulation requires the parties to file a stipulation of settlement and for the Plaintiffs to file a motion for preliminary approval of the stipulation of settlement within 60 days of the Court’s approval of the Stipulation. On April 6, 2026, the Court approved the Stipulation. On June 15, 2026, at the request of the parties, the Court extended the deadline to file the motion for preliminary approval of the settlement to July 7, 2026. On July 7, 2026, Plaintiffs filed a motion for preliminary approval of the settlement. The motion for preliminary approval of the settlement also requested that the Court certify the settlement class and approve the proposed notice to stockholders. On July 9, 2026, the Court granted the motion, issued an order preliminarily approving the settlement, and scheduled a settlement hearing for December 15, 2026. The Company cannot be certain of the outcome of the Securities Class Action and, if decided adversely to us, our business and financial condition may be adversely affected.

On January 30, 2026, a purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Northern District of Texas asserting claims for, among others, breach of fiduciary duty, violation of § 14(a) of the Exchange Act and a claim for contribution pursuant to § 21D thereof (Jenis v. Mann, et al., Case No. 3:26-cv-251 (N.D. Tex.)) (the “Jenis Action”). The Company is named as a Nominal Defendant. On March 2, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Southern District of New York asserting claims for, among others, breach of fiduciary duty, violations of §§ 14(a) and 20(a) of the Exchange Act, and a claim for contribution pursuant to § 21D thereof (Stewart v. Mann, et al., Case No. 1:26-cv-1712 (S.D.N.Y.)) (the “Stewart Action”)). The Company is named as a Nominal Defendant. On June 10, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Northern District of Texas asserting claims for, among others, breach of fiduciary duty, violations of §§ 10(b) and 14(a) of the Exchange Act, and a claim for contribution pursuant to § 21D thereof (Albers v. Mann, et al., Case No. 3:26-cv-1923 (N.D. Tex.)) (the “Albers Action”). The Company is named as a Nominal Defendant. On July 1, 2026, a different purported stockholder of the Company filed a derivative action against certain members of the Company’s board of directors in the United States District Court for the Southern District of New York asserting claims for, among others, breach of fiduciary duty and violation of § 14(a) of the Exchange Act (Manrique v. Mann, et al., Case No. 1:26-cv-5580 (S.D.N.Y.)) (the “Manrique Action”) (together with the Jenis Action, the Stewart Action, and the Albers Action, the “Derivative Actions”). The Company is named as a Nominal Defendant. The Derivative Actions arise out of similar allegations as those made in the Securities Class Action. The plaintiffs in the Derivative Actions seek unspecified damages, disgorgement of compensation, corporate governance reforms, fees, interests, and costs. The defendants have not yet responded to the complaints in the Derivative Actions. On July 2, 2026 and July 7, 2026, the Courts in the Stewart Action and Jenis Action, respectively, upon joint motions by the parties, issued orders staying the action in light of the parties’ settlement discussions. The Company cannot be certain of the outcome of the Derivative Actions and, if decided adversely to us, our business and financial condition may be adversely affected.

In November 2024, Molopo Energy Limited ("Molopo") initiated legal proceedings against Tetra4 in the High Court of South Africa, Gauteng Local Division, Johannesburg, by issuing a summons alleging breach of a written loan agreement concluded between Molopo, as lender, and Tetra4, as borrower, in April 2014 (the "Molopo Loan Action"). The Molopo Loan Action alleges that Renergen, Tetra4's parent company, breached a condition of the loan agreement when it sold a 5.5% stake in Tetra4 to Mahlako Gas Energy Proprietary Limited ("MGE"), and that such breach entitled Molopo to cancel the loan agreement. Tetra4 disputes the purported cancellation on the basis that the investment by MGE did not constitute a payment by Tetra4 to its parent within the meaning of the loan agreement and is vigorously defending the Molopo Loan Action. Based on current court timelines (including information published in the Lead Times Bulletin for the High Court in Gauteng), we do not expect the matter to proceed to a hearing within the next two to three years. The Company cannot be certain of the outcome of the Molopo Loan Action and, if decided adversely to us, our business and financial condition may be adversely affected.

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

12. Leases

Operating leases

The Company is party to several facility leases in South Africa and the U.S. for office, manufacturing and laboratory space. Dr. Gerdus Kemp, an officer of PET Labs and an employee of ASP UK, is the sole owner of a leased office and production facility in Pretoria, South Africa. During 2026, the Company has expanded its facility leases in South Africa and entered into a lease for office space in Dallas, Texas, which serves as its corporate headquarters. In conjunction with the acquisition of Renergen in January 2026, the Company is recognizing additional operating leases for its office space in South Africa. The Company also leases office and production space in Pretoria, South Africa and Cayman Islands that are accounted for as short-term leases.

Quantitative information regarding the Company’s operating lease liabilities is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Lease Cost
Operating lease cost	$384	$185	$655	$353
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$345	$178	$561	$343
Operating lease liabilities arising from obtaining right-of- use assets	$2,953	$102	$4,600	$102
Weighted average remaining lease term (years)	17.08	3.56	17.08	3.56
Weighted average discount rate	11.28%	9.49%	11.28%	9.49%

Future lease payments under noncancelable operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Operating Leases
Future Lease Payments
2026 (remaining six months)	$742
2027	1,553
2028	1,259
2029	923
2030	808
Thereafter	9,347
Total lease payments	$14,632
Less: imputed interest	(8,771)
Total operating lease liabilities	$5,861
Less current portion	$(920)
Operating lease liability - noncurrent	$4,941

The Company records the expense from short-term leases as incurred. Lease expense from short-term leases was $95,000 and $32,000 for the three months ended June 30, 2026 and 2025, respectively. Lease expense from short-term leases was $157,000 and $64,000 for the six months ended June 30, 2026 and 2025, respectively.

Financing leases

The Company is party to several ongoing finance leases in South Africa for vehicles and equipment. Some of these finance leases include arrangements with variable interest rates indexed to the prime interest rate in South Africa. There was no variable interest expense for the three months ended June 30, 2026 and 2025. The Company elects to include finance lease right-of-use assets in property and equipment, net.

Quantitative information regarding the Company’s finance lease liabilities is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance Lease Cost
Interest on lease liabilities	$19	$23	$41	$45
Other Information
Operating cash flows paid for amounts included in the measurement of finance lease liabilities	$38	$32	$82	$62
Amortization of right-of-use assets	$27	$13	$58	$53
Weighted average remaining lease term (years)	3.2	4.0	3.2	4.0
Weighted average discount rate	13.3%	13.1%	13.3%	13.1%

Future lease payments under noncancelable finance lease liabilities are as follows as of June 30, 2026 (in thousands):

Finance Leases
Future Lease Payments
2026 (remaining six months)	$123
2027	239
2028	196
2029	76
2030	75
Thereafter	—
Total lease payments	$709
Less: imputed interest	(146)
Total lease liabilities	$563
Less current portion	$(178)
Finance lease liability - noncurrent	$385

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

The Company’s net investment in sales-type leases were comprised of the following (in thousands):

June 30, 2026
Total undiscounted cash flows	$8,932
Present value discount	(4,362)
Net investment in sales-type leases	$4,570
Less current portion	$(526)
Net investment in sales-type leases - noncurrent	$4,044

The current portion of sales-type leases is included in prepaid and other current assets on the balance sheet.

Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, as of June 30, 2026 are as follows (in thousands):

Sales-type Leases
Future Lease Payments To Be Collected
2026 (remaining six months)	$552
2027	1,272
2028	1,272
2029	1,272
2030	1,163
Thereafter	3,401
Total undiscounted cash flows	$8,932

Interest income recognized from sales-type leases during the three and six months ended June 30, 2026 was $0.2 million and $0.3 million respectively. Interest income recognized from sales-type leases during the three and six months ended June 30, 2025 was $22,000.

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

For the three and six months ended June 30, 2026, $0.6 million and $0.8 million of collaboration revenue was recognized in the condensed consolidated statements of operations and comprehensive loss.

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

14. Acquisitions and Merger Agreement

The Company accounts for business combinations in accordance with Business Combinations (Topic 805), which requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period (which represents a period not to exceed one year from the date of the acquisition), in the reporting period in which the adjustment is determined, as well as present separately on the face of the income statement or as a disclosure in the notes to the condensed consolidated financial statements, the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

PET Labs Acquisition

In October 2023, the Company completed the acquisition of PET Labs. The acquisition is intended to accelerate the distribution of the Company’s nuclear medicine pipeline.

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

In addition to the purchase consideration, the Company has an option to purchase the remaining 49% of the issued and outstanding shares for an agreed consideration totaling $2.2 million. No consideration or value relating to this option was recognized as it was not considered probable at the time of acquisition and as of June 30, 2026.

Dr. Gerdus Kemp is an officer of PET Labs and, effective November 1, 2023, an employee of ASP Guernsey. In addition, Dr. Kemp controls the remaining 49% ownership of PET Labs.

East Coast Nuclear Pharmacy Acquisition

In October 2025, the Company completed the acquisition of ECNP. The acquisition is intended to supplement the distribution of the Company’s nuclear medicine pipeline. The acquisition of ECNP has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 100% of the issued and outstanding membership interests for total purchase consideration of $2.5 million of which $2.0 million was paid up front in cash and the remaining $0.5 million was deferred through the issuance of notes payable that were repaid in June 2026. The balance of the notes payable as of June 30, 2026 and December 31, 2025 was $0 and $0.5 million respectively.

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

Goodwill arising from the acquisition as of October 1, 2025 of $1.6 million was attributable mainly to buyer specific synergies expected to arise from the acquisition. No goodwill from this acquisition is deductible for income tax purposes. The Company considered the contractual value of accounts receivable to be the same as the fair value and the full amount was collected. The results of ECNP have been included in the condensed consolidated financial statements from the date of the acquisition.

One 30 Seven Inc. ("One 30 Seven") Acquisition

In October 2025, QLE acquired substantially all of the assets, including an international patent application and its related rights, from One 30 Seven, a Canadian company engaged in the business of researching and developing decontamination solutions for nuclear waste, particularly radioactive waste from radioactive materials from nuclear power plants, radiopharmaceuticals, and military sources. QLE made an initial cash payment of $150,000 and issued 266,113 shares of the Company’s common stock and accounted for the transaction as a purchase of assets. The Company may be required to make additional payments, in cash or shares of the Company’s common stock, totaling $17.0 million upon completion of certain milestones. This contingent payment was not considered probable at the acquisition date and June 30, 2026 and therefore no contingent consideration was recorded for the year ended December 31, 2025 or the six months ended June 30, 2026.

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

The Company determined that the cost to acquire the One 30 Seven assets was $2.7 million, based on the cash paid of $150,000, fair value of the equity consideration issued of $2.6 million and direct costs of the acquisition of $7,000. The One 30 Seven acquisition was accounted for as an asset acquisition as One 30 Seven was not considered to be a business under ASC 805 or SEC Rule 11-01(d) as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset. In the estimation of fair value of the asset purchase consideration, the Company used fair value attributable to the acquired IPR&D. Since One 30 Seven was in the development stage and no commercial production had commenced at the time of the acquisition, the cost attributable to the IPR&D was expensed in the Company’s condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, as the acquired IPR&D had no alternative future use.

Numed Diagnostics, LLC Acquisition

In January 2026, the Company completed the acquisition of Numed Diagnostics, LLC ("Numed"). The acquisition is intended to supplement the distribution of the Company’s pipeline. The acquisition of Numed has been accounted for as a business combination in accordance with ASC 805.

Pursuant to the terms of the agreement, the Company acquired 60% of the issued and outstanding membership interests for total purchase consideration of $0.8 million. In addition to the purchase consideration, the Company is obligated to purchase an additional

36% of Numed's membership interests for $0.5 million within two years and has an option to purchase the remaining 4% of the issued and outstanding membership interests for $50,000. Consideration relating to this obligated purchase of $0.4 million was recognized at acquisition and as of June 30, 2026.

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of business combination
Cash consideration	$813
Contingent Consideration	358
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	80
Accounts receivable	170
Inventory	66
Property and equipment, net	107
Other noncurrent assets	4
Identifiable intangible assets	300
Accounts payable	(208)
Deferred tax liabilities	(80)
Other current liabilities	(2)
Total identifiable assets acquired and liabilities assumed	437
Goodwill	1,239
Noncontrolling interest	(597)
Total purchase consideration	$1,079

Goodwill arising from the acquisition as of January 22, 2026 of $1.3 million was attributable mainly to buyer specific synergies expected to arise from the acquisition. No goodwill from this acquisition is deductible for income tax purposes. The Company considered the contractual value of accounts receivable to be the same as the fair value and the full amount was collected. The results of Numed have been included in the condensed consolidated financial statements from the date of the acquisition.

The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period.

Renergen Acquisition

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

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of business combination
Equity consideration	$92,897
Cash consideration	5
Note receivable	32,119
Identifiable assets acquired and liabilities assumed
Cash and cash equivalents	1,218
Restricted cash - short term	2,789
Accounts receivable	3,205
Lessor Receivable	2,434
Restricted cash - long term	1,650
Inventory	40
Property and equipment, net	8,621
Natural gas properties	188,311
Operating lease right-of-use asset, net	811
Accounts payable	(4,820)
Finance lease liabilities – current	(55)
Operating lease liabilities – current	(195)
Borrowings	(58,664)
Deferred revenue	(819)
Finance lease liabilities – noncurrent	(204)
Operating lease liabilities – noncurrent	(616)
Other liabilities - long term	(3,287)
Deferred tax liabilities	(8,122)
Total identifiable assets acquired and liabilities assumed	132,297
Noncontrolling interest	(7,276)
Total purchase consideration	$125,021

The initial allocation of the purchase price was based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period.

ENDRA Merger Agreement

On June 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ENDRA Life Sciences Inc., a Delaware corporation (“ENDRA”), Noble Africa LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Noble”), Renergen and Kruger Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of ENDRA (“Merger Sub”), pursuant to which Merger Sub will merge with and into Noble (the “Merger”), with Noble surviving the Merger as a direct wholly-owned subsidiary of ENDRA (the “Surviving Company”).

Concurrently with the entry into the Merger Agreement, Noble entered into subscription agreements (“Subscription Agreements”) with the Company and certain investors pursuant to which Noble agreed to sell approximately (i) 4,594,218 Class A Units of Noble (“Class A Units”) and/or pre-funded warrants to purchase Class A Units of Noble (the “Pre-Funded Warrants”) to certain institutional investors and other persons and (ii) 3,054,185 Class B Units of Noble (“Class B Units” and, together with the Class A Units, the “Units”) to the Company, at a price per unit of $6.57 (or $6.57 less the Pre-Funded Warrant exercise price of $0.0001 for the Pre-Funded Warrants), for aggregate gross proceeds to Noble of approximately $50 million (the “Noble Investment”). Pursuant to the Subscription Agreements, the Noble Investment shall close immediately prior to the Merger.

Additionally, prior to the effective time of the Merger (the “Effective Time”), the Company will contribute all of its equity interest in Renergen to Noble in exchange for 55,500,000 of Noble’s Class B Units (the “Contribution”). The shares of Class B Common Stock (as defined below) received by the Company upon conversion of the Class B Units in connection with the Merger will entitle the Company to 10 votes per share on all matters submitted to a vote of the stockholders of ENDRA.

Consummation of the Merger is subject to certain closing conditions, including, the approval by the shareholders of ENDRA, the receipt by Noble of the proceeds of the Noble Investment, Noble’s receipt of a written consent of the U.S. Internal Development Finance Corporation (formerly known as the Overseas Private Investment Corporation) (“OPIC”) as required under that certain Finance Agreement by and between OPIC and a subsidiary of Renergen and ENDRA’s having an amount of cash equal to or greater than $3.8 million.

The Merger Agreement may be terminated at any time prior to Closing by mutual written agreement between ENDRA and Noble or by either party if merger closing has not occurred by December 24, 2026. Either ENDRA or Noble may also terminate the Merger Agreement if the representations or warranties of the other party were inaccurate as of the date of the Merger Agreement or become inaccurate thereafter due to a breach of a covenant or agreement of that party prior to merger closing, or if the ENDRA Stockholder Matters are not approved by the ENDRA stockholders at the Special Meeting.

At or prior to the closing of the merger, the Company, ASPI South Africa Proprietary Limited, a wholly owned subsidiary of the Company (“ASPI SA”), and Renergen, shall enter into the fifth addendum to that certain ASPI Term Loan Facility, dated May 19, 2025, by and between the Company, ASPI SA and Renergen, pursuant to which the Company may provide loans to Renergen up to $200 million.

In connection with the Noble Investment, Noble entered into Subscription Agreements with certain of the Company’s directors and officers, pursuant to which Noble agreed to sell to those directors and officers Class A Units of Noble.

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

The carrying amount of goodwill by reporting segment as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Specialist isotopes and related services	$6,466	$5,177
Total goodwill	$6,466	$5,177

The changes to the carrying value of goodwill, which is included in the isotopes and related services segment, is as follows:

Description	Amount
Balance as of December 31, 2025	$5,177
Acquisition of Numed	1,239
Translation adjustment	50
Balance as of June 30, 2026	$6,466

Intangible Assets

Amortization expense was $42,000 and $75,000 for the three and six months ended June 30, 2026. There was no amortization expense related to identifiable intangible assets recorded for the three and six months ended June 30, 2025.

The changes to the carrying value of intangible assets, which is included in the construction services and specialist isotopes and related services segments, is as follows (in thousands):

Description	Amount
Balance as of December 31, 2024	$—
Trademarks from ECNP acquisition	430
Amortization	(21)
Balance as of December 31, 2025	$409
Trademarks from Numed acquisition	300
Amortization	(75)
Balance as of June 30, 2026	$634

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026 (in thousands):

Amortization Expense
Year Ended December 31,
2026	$80
2027	161
2028	161
2029	161
2030	71
Thereafter	—
Total	$634

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

The investment in IsoBio does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of June 30, 2026 and December 31, 2025, the carrying value of the investment was $5.6 million. This investment is included in “Other investments” on the condensed consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. Therefore, the Company has included this investment in the fair value hierarchy disclosure (Note 4). During the three and six months ended June 30, 2026, the Company did not identify any observable price changes or impairment indicators related to this investment.

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

Effective as of March 29, 2026, QLE, entered into the Exchange Agreement with a third party investor in which the parties agreed to exchange 1,995,000 Class B common shares owned by QLE for 1,995,000 Class A shares owned by the third party investor, on a one-for-one basis. This resulted in QLE's ownership in Skyline decreasing to under 10% and the Company now accounts for the investment as an equity method investment in accordance with ASC 323. As a result of entering into the Exchange Agreement, the Company deconsolidated the results of Skyline and recorded a gain on deconsolidation of $19.3 million. The Company's total investment in Skyline was $23.8 million on the date of the Exchange Agreement. The Company has elected to account for the retained interest in Skyline under the fair value option (“FVO”). The carrying amount was adjusted by $1.1 million during the first quarter of 2026 resulting in a carrying amount of the Skyline investment of $24.9 million as of June 30, 2026. The Company recognized a change in fair value of investment of $0 and $1.1 million for the three and six months ended June 30, 2026, which is recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

The investment in Opeongo does not have a readily determinable fair value and is therefore measured at cost, adjusted for observable price changes and impairments, in accordance with ASC 321. As of June 30, 2026, the carrying value of the investment was $10.0 million. This investment is included in “Other investments” on the condensed consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the three and six months ended June 30, 2026, the Company did not identify any observable price changes or impairment indicators related to this investment.

ENDRA Life Sciences, Inc.

On May 27, 2026, the Company purchased 66,846 shares of ENDRA Life Sciences, Inc. (“ENDRA”) common stock, 511,541 prefunded warrants to purchase shares of common stock and 1,156,774 common warrants to purchase shares of common stock for a total aggregate purchase price of $3.8 million. ENDRA is the pioneer of Thermo Acoustic Enhanced UltraSound (TAEUS ® ), a technology being developed to assess tissue fat content and monitor tissue ablation during minimally invasive procedures, at the point of patient care.

The investment in ENDRA is measured at fair value, adjusted for observable price changes and impairments, in accordance with ASC 321. As of June 30, 2026, the carrying value of the investment was $3.8 million. This investment is included in “Other investments” on the condensed consolidated balance sheet.

The Company monitors the investment for indicators of impairment and observable price changes on a quarterly basis. If indicators of impairment exist, the Company performs a qualitative assessment to determine whether the investment is impaired and adjusts the carrying value accordingly. During the three and six months ended June 30, 2026, the Company did not identify any material observable price changes or impairment indicators related to this investment.

16. Stockholders’ Equity

Preferred stock

The Company has 10,000,000 shares of preferred stock authorized, of which no shares were issued and outstanding as of June 30, 2026 and December 31, 2025.

Common stock

The Company has 500,000,000 shares of common stock authorized, of which 130,148,698 and 111,677,771 shares were outstanding as of June 30, 2026 and December 31, 2025, respectively. Common stockholders are entitled to one vote for each share of outstanding common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends for each share of outstanding common stock, if and when declared by the Board. No dividends have been declared or paid by the Company through June 30, 2026.

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

Treasury shares are recorded at cost and include forfeited shares from the Company's stock compensation plans. There were 131,824 shares forfeited and transferred to treasury stock through June 30, 2026.

Common Stock Warrants

In May 2025, a warrant to purchase 1,294,778 shares of common stock was exercised and the Company received gross proceeds of approximately $4.9 million. In July and September 2025, cashless exercises of warrants to purchase 151,741 shares of common stock were executed, resulting in the issuance of 123,497 shares of common stock. As of June 30, 2026 and December 31, 2025, there were warrants to purchase shares of common stock outstanding of 69,778 shares.

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

In November 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) that provides for the issuance of common stock to employees, nonemployee directors, and consultants. Recipients of incentive stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2022 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2022 Plan is equal to 5,000,000, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2023 and continuing until, and including, the fiscal year ending December 31, 2033, equal to the lesser of 5% of the number of shares of the Company’s common stock outstanding on such date or an amount determined by the Company’s board of directors. On January 1, 2026, the Company added 5,583,889 shares to the 2022 Plan. As of June 30, 2026, 5,983,594 shares remain available for future grant under the 2022 Plan.

In June 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (“2024 Plan”). The 2024 Plan will be used exclusively for the grant of equity awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). Recipients of stock options are eligible to purchase shares of common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The 2024 Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock awards and stock appreciation rights. The maximum contractual term of options granted under the 2024 Plan is ten years. The number of shares of the Company’s common stock initially reserved for issuance under the 2024 plan is equal to 2,500,000. As of June 30, 2026, 915,000 shares remain available for future grant under the 2024 Plan.

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

In accordance with Nasdaq Listing Rule 5635(c)(4), the only persons eligible to receive grants of Inducement Awards are individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company. As of June 30, 2026, 2,000,000 shares remain available for future grant under the Inducement Equity Plan.

QLE 2024 Equity Incentive Plan

In March 2024, the Company adopted the QLE 2024 Equity Incentive Plan (“QLE 2024 Plan”). The QLE 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock awards, performance awards and stock appreciation rights to employees, nonemployee directors, and consultants. The maximum contractual term of options granted under the QLE 2024 Plan is ten years and incentive stock options granted under the QLE 2024 Plan shall not exceed 50% of the maximum number of shares or units of common equity that may be issued under the QLE 2024 Plan. The maximum number of shares or units of QLE’s common equity that may be issued under the QLE 2024 Plan is equal to 15% of the common equity deemed outstanding as of the effective date of the QLE 2024 Plan. As of June 30, 2026, no common equity deemed outstanding remain available for future grant under the QLE 2024 Plan.

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

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	808,000	$3.06	7.3	$2,020,050
Exercised	(62,766)	$2.21
Forfeited	(14,669)	$6.16
Outstanding as of June 30, 2026	730,565	$3.07	6.8	$2,304,378
Exercisable as of June 30, 2026	580,663	$2.27	6.2	$2,295,384
Vested or expected to vest as of June 30, 2026	730,565	$3.07	6.8	$2,304,378

No options were granted for the six months ended June 30, 2026. There were options to purchase 62,766 shares exercised for proceeds of $0.1 million for the six months ended June 30, 2026.

The Company recorded stock-based compensation expense from options of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense from options of $0.1 million and $0.3 million for the six months ended June 30, 2026 and 2025 respectively. As of June 30, 2026, there was $0.5 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Plan.

Stock Awards

The Company recorded stock-based compensation expense from stock awards totaling $4.5 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense from stock awards totaling $8.8 million and $6.0 million for the six months ended June 30, 2026 and 2025. As of June 30, 2026, there is $49.1 million of unrecognized stock-based compensation expense related to the non-vested portion of restricted stock awards that is expected to be recognized over 3.7 years.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	4,169,955	$5.68
Granted	4,273,555	$7.70
Vested	(1,428,693)	$6.84
Forfeited	(135,394)	$7.30
Unvested as of June 30, 2026	6,879,423	$6.70

Stock-based Compensation Expense

Stock-based compensation expense for all stock awards recognized in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$4,344	$4,379	$8,505	$6,198
Research and development	198	50	449	121
Total	$4,542	$4,429	$8,954	$6,319

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(33,993)	$(75,157)	$(60,699)	$(83,619)
Income from discontinued operations	—	—	19,585	—
Less: Net loss attributable to noncontrolling interests	(408)	(95)	(652)	(110)
Net loss attributable to ASP Isotopes Inc. shareholders	$(33,585)	$(75,062)	$(40,462)	$(83,509)
Denominator:
Weighted average common stock outstanding, basic and diluted	122,715,677	73,009,938	121,860,483	71,256,809
Net (loss) income per share, basic and diluted:
Continuing operations	$(0.28)	$(1.03)	$(0.50)	$(1.17)
Discontinued operations	$-	$-	$0.16	$-
Attributable to ASP Isotopes Inc. shareholders	$(0.27)	$(1.03)	$(0.33)	$(1.17)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2026	2025
Options to purchase common stock	730,565	2,431,000
Restricted stock	6,879,423	4,754,156
Warrants to purchase common stock	69,778	221,519
Total shares of common stock equivalents	7,679,766	7,406,675

19. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 0.3% and -0.1%. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 0.2% and 0.0%. The effective tax rate for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025 varied from the federal statutory rate primarily due to losses in jurisdictions for which a valuation allowance is recorded.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. As of June 30, 2026 and December 31, 2025, there were no uncertain tax positions.

As of June 30, 2026, the Company did not recognize any interest and penalties associated with unrecognized tax benefits. Due to net operating losses incurred, tax years from inception remain open to examination by the Federal and State taxing jurisdictions to which the Company is subject. The Company is not currently under Internal Revenue Services (IRS), state or local tax examination.

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

In connection with the Noble Investment, Noble entered into Subscription Agreements with certain of the Company’s directors and officers, pursuant to which Noble agreed to sell to those directors and officers Class A Units of Noble.

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

The following table presents the major categories of income from discontinued operations for the six months ended June 30, 2026 (in thousands):

Six Months Ended
June 30, 2026
Gross profit	$444
Selling, general and administrative expenses	(2,935)
Change in fair value of investments	6,162
Other expenses, net	(124)
Income from discontinued operations before income taxes	3,547
Income tax expense	(17)
Net loss before allocation to noncontrolling interests	3,530
Less: Net income attributable to noncontrolling interests	3,281
Income from discontinued operations	$249

There was no income from discontinued operations for the three months ended June 30, 2026. As the controlling interest of Skyline was not acquired until August 2025, no income was recognized from Skyline for the three and six months ended June 30, 2025.

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

The following table presents selected financial information related to cash flows from discontinued operations for the six months ended June 30, 2026 (in thousands):

Six Months Ended
June 30, 2026
Net cash used in operating activities	$(1,121)
Net cash provided by financing activities	$45,886

The total net impact to stockholders' equity as a result of the separation was a reduction of $66.0 million, which has been reflected as a reduction of $86.8 million to noncontrolling interest and an increase to accumulated deficit and accumulated other comprehensive income/(loss) of $19.3 million and $1.5 million, respectively, in the condensed consolidated statement of equity as of June 30, 2026. The Company retained 8.6% of the outstanding Class A ordinary and preferred shares of Skyline, which had a net book value of $23.8 million as of March 28, 2026, the separation date.

22. Subsequent Events

The Company has evaluated subsequent events through August 14, 2026, the date on which the accompanying condensed consolidated financial statements were issued and concluded that no subsequent events have occurred that require disclosure except as described below.

On July 15, 2026, QLE and the Company entered into separate, individually negotiated private securities exchange agreements with certain holders of the 2025 Convertible Notes, pursuant to which such noteholders exchanged approximately $109.2 million in aggregate principal amount of the outstanding 2025 Convertible Notes (or approximately 50% of the aggregate principal amount of the outstanding 2025 Convertible Notes), plus accrued and unpaid interest thereon, for an aggregate of approximately 23.2 million shares of the Company's common stock (the “Exchange Transactions”). The Exchange Transactions closed on July 16, 2026. Upon the closing of the Exchange Transactions, the outstanding principal amount of 2025 Convertible Notes held by third party investors was reduced to approximately $80.6 million, and the Company holds approximately $139.2 million aggregate principal amount of 2025 Convertible Notes.

On August 4, 2026, the legal dispute with AIRSOL described in Note 9 ("Debt"), was resolved and Renergen has agreed to pay the sum of the principal, accrued interest and certain fees for a total of $8.5 million in three equal installments beginning five business after certain customary regulatory approvals are obtained and ending in November 2026.

On August 14, 2026, the SBSA Loan was amended and restated pursuant to a Second Amendment and Restatement Agreement, pursuant to which SBSA and Renergen agreed, among other things, that the maturity date for the loan will be the first anniversary of the effective date of such Second Amendment and Restatement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2026 and Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 30, 2026 (as amended, the “Annual Report”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.aspisotopes.com. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in the Annual Report and this Quarterly Report on Form 10-Q, and the section entitled “Special Note Regarding Forward-Looking Statements” above, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in the Annual Report and this Quarterly Report on Form 10-Q, and the section entitled “Special Note Regarding Forward-Looking Statements” above to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We commenced commercial production of enriched isotopes at both of our ASP enrichment facilities located in Pretoria, South Africa during the first half of 2025. However, we have not generated any revenue from the sale of our enriched isotopes as of June 30, 2026. Our first ASP enrichment facility is designed to enrich light isotopes, such as C-14 and C-12. The second ASP enrichment facility, which is substantially larger than the first, should have the potential to enrich kilogram quantities of relatively heavier isotopes, including but not limited to Si-28. Depending on the timing and the quality of the feedstock received from our customer, we are targeting initial commercial shipments of enriched C-14 in the second half of 2026. We are targeting initial commercial shipments of enriched Si-28 in the second half of 2026. We have also completed the commissioning phase of our third enrichment facility, a QE technology facility, which is our first laser-based enrichment plant. We are targeting initial commercial shipments of Yb-176 in the second half of 2026.

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

Our Subsidiaries and Segments

We operate principally through our subsidiaries. ASP Isotopes Guernsey Limited (the holding company for our subsidiaries in the Cayman Islands, South Africa, Iceland and the United Kingdom) is focused on the development and commercialization of high-value, low-volume isotopes for highly specialized end markets (such as C-14, Si-28, and Yb-176). ASP Isotopes UK Ltd is the owner of our technology.

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

As previously announced, our board of directors intends to pursue the separation of our Nuclear Fuels business and Specialist Isotopes and Related Services business in two independent companies. The regulatory landscape and supply chain for nuclear fuel production differs significantly from that of medical isotopes, hence we and QLE have different business models and we believe that both companies would benefit if QLE is independently managed and financed. We plan to effect the separation through a listing of QLE in a transaction that results in QLE existing as a separate public company with shares listed on a U.S. national securities exchange and a portion of QLE’s common equity being distributed to our stockholders as of a to-be-determined future record date. While we currently believe that a listing of QLE as a separate public company is the most likely separation transaction, our board of directors remains committed to maximizing shareholder value creation, and will continue to evaluate other options for separation to maximize shareholder value.

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

Renergen’s principal asset is its 94.5% equity ownership in Tetra4, which holds South Africa’s first and only onshore petroleum Production Right and is the entity developing the Virginia Gas Project. Phase 1 of the Virginia Gas Project has commenced commercial LNG operations. The Virginia Gas Project benefits from favorable supply and demand trends in both the LNG and liquid helium sectors. The LNG is and will continue to be sold domestically in South Africa into a market suffering energy and natural gas shortages, and we plan to sell helium directly to global customers at a time when the world is suffering helium supply shortages, which have been further exacerbated by the ongoing United States-Israel-Iran conflict and associated disruptions to shipping through the Strait of Hormuz. Subsequent to June 30, 2026, the global helium supply chain has been materially disrupted by these geopolitical developments, with repairs to affected production infrastructure expected to take years rather than months. In addition, in April 2026, Russia introduced export controls on helium to maintain domestic supply, further constraining global availability. We believe that the U.S. International Development Finance Corporation (“DFC”) previously indicated its willingness to consider supporting the funding of Phase 2 of the Virginia Gas Project for up to $500 million as part of the U.S.’s initiative to ensure new helium supply comes online as aerospace and the semiconductor industry increase helium requirements in the face of diminished supply, while increasing South Africa’s domestic energy supply.

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

ENDRA. On May 27, 2026, we purchased 66,846 shares of ENDRA common stock, 511,541 prefunded warrants to purchase shares of common stock and 1,156,774 common warrants to purchase shares of common stock for a total aggregate purchase price of $3.8 million. ENDRA is the pioneer of Thermo Acoustic Enhanced UltraSound (TAEUS ® ), a technology being developed to assess tissue fat content and monitor tissue ablation during minimally invasive procedures, at the point of patient care.

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

Financings and Other Transactions

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

On January 6, 2026, we issued 14,270,000 Consideration Shares in connection with the acquisition of Renergen.

On March 29, 2026, QLE, entered into an Exchange Agreement with a third party investor in which the parties agreed to exchange 1,995,000 Class B common shares owned by QLE for 1,995,000 Class A shares owned by the third party investor, on a one-for-one basis. This resulted in QLE's ownership in Skyline decreasing to under 10%.

ENDRA Merger Agreement and Noble Investment

On June 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ENDRA, Noble Africa LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Noble”), Renergen, the Company, and Kruger Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of ENDRA (“Merger Sub”), pursuant to which Merger Sub will merge with and into Noble (the “Merger”), with Noble surviving the Merger as a direct wholly-owned subsidiary of ENDRA. Prior to the effective time of the Merger, the Company will contribute all of its equity interest in Renergen to Noble in exchange for 55,500,000 of Noble’s Class B Units. Following the Merger, ENDRA will be renamed “Noble Africa Inc.” and its common stock is expected to be listed on Nasdaq.

Concurrently with the entry into the Merger Agreement, Noble entered into subscription agreements with the Company and certain investors pursuant to which Noble agreed to sell approximately (i) 4,594,218 Class A Units of Noble and/or pre-funded warrants to purchase Class A Units of Noble to certain institutional investors and other persons and (ii) 3,054,185 Class B Units of Noble to the Company, at a price per unit of $6.57, for aggregate gross proceeds to Noble of approximately $50 million (the “Noble Investment”). The Noble Investment is expected to close immediately prior to the Merger.

Consummation of the Merger is subject to certain closing conditions, including the approval by ENDRA’s stockholders, the effectiveness of the registration statement on Form S-4, the approval for listing of the Class A Common Stock on Nasdaq, ENDRA having an amount of cash equal to or greater than $3.8 million, the receipt by Noble of the proceeds of the Noble Investment, the Company having contributed its equity interests in Renergen to Noble, and Noble’s receipt of a written consent of the U.S. International Development Finance Corporation as required under the finance agreement with Tetra4. The Merger Agreement may be terminated by either party if the Merger has not been completed by December 24, 2026. The Merger is anticipated to close in the fourth quarter of 2026.

Recent Developments

On July 15, 2026, we and QLE entered into separate, individually negotiated private securities exchange agreements with certain holders of the 2025 Convertible Notes, pursuant to which such noteholders exchanged approximately $109.2 million in aggregate principal amount of the outstanding 2025 Convertible Notes (or approximately 50% of the aggregate principal amount of the outstanding 2025 Convertible Notes), plus accrued and unpaid interest thereon, for an aggregate of approximately 23.2 million shares of our common stock (the “Exchange Transactions”). The Exchange Transactions closed on July 16, 2026. Upon the closing of the Exchange Transactions, the outstanding principal amount of 2025 Convertible Notes held by third party investors was reduced to approximately $80.6 million, and we hold approximately $139.2 million aggregate principal amount of 2025 Convertible Notes.

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

The following table shows total assets by segment and a reconciliation to the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Segment assets:
Specialist isotopes and related services	$400,945	$321,190
Nuclear fuels	106,279	94,252
Helium and LNG	64,822	—
Discontinued operations	—	82,578
Total assets	$572,046	$498,020

Select information from the condensed consolidated statements of operations and comprehensive loss as of the three months ended June 30, 2026 and 2025 is as follows:

	Revenues		Net Loss Before Allocation to Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$3,869	$1,198	$(14,158)	$(8,445)
Nuclear fuels	600	—	(13,848)	(66,712)
Helium and LNG	654	—	(5,987)	—
	$5,123	$1,198	$(33,993)	$(75,157)

Select information from the condensed consolidated statements of operations and comprehensive loss as of the six months ended June 30, 2026 and 2025 is as follows:

	Revenues		Net Income (Loss) Before Allocation to Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,
Segment	2026	2025	2026	2025
Specialist isotopes and related services	$7,255	$2,300	$(24,748)	$(14,814)
Nuclear fuels	800	—	(19,961)	(68,805)
Helium and LNG	1,248	—	(15,990)	—
	$9,303	$2,300	$(60,699)	$(83,619)

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$5,123	$1,198	$3,925
Cost of revenue	3,643	626	3,017
Gross profit	1,480	572	908
Operating expenses:
Research and development	6,824	880	5,944
Selling, general and administrative	28,851	11,661	17,190
Total operating expenses	35,675	12,541	23,134
Other (expense) income:
Foreign exchange transaction gain (loss)	2,628	(37)	2,665
Change in fair value of share liability	—	(142)	142
Change in fair value of convertible notes payable	(3,460)	(63,757)	60,297
Interest income	2,711	925	1,786
Interest expense	(1,774)	(82)	(1,692)
Total other income (expense)	105	(63,093)	63,198
Loss before income tax expense	$(34,090)	$(75,062)	$40,972

Revenue and Cost of Revenue

We have recognized revenue of our radiopharmacies from the sale of nuclear medical doses for PET and SPECT scanning of $3.9 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. With the acquisition of Renergen in January 2026, we recognized revenue from the sale of LNG of $0.7 million for the three months ended June 30, 2026. We also recognized $0.6 million in collaboration revenue from TerraPower for the three months ended June 30, 2026.

In addition, we have recognized the related cost of revenue of our radiopharmacies and Renergen for the same periods. The cost of revenue was $3.6 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase in cost of revenue of $3.0 million was primarily due to the acquisitions of ECNP and Numed of $1.1 million and the acquisition of Renergen of $1.2 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related costs	$2,346	$148	$2,198
Manufacturing engineering	555	—	555
Consulting and professional	1,491	58	1,433
Facility and depreciation expenses	1,417	545	872
Exploratory costs	909	—	909
Other expenses	106	129	(23)
Total research and development expenses	$6,824	$880	$5,944

Research and development expenses were $6.8 million for the three months ended June 30, 2026, compared to $0.9 million for the three months ended June 30, 2025. The overall increase of $5.9 million was primarily due to the following:

•
an increase in personnel-related costs of $2.2 million due to an increase in headcount and salaries;
•
an increase in manufacturing engineering expenses of $0.6 million due to pre-commercial operations;
•
an increase in facility and depreciation expenses of $0.9 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance;
•
an increase in exploratory costs at Renergen of $0.9 million; and
•
an increase in contract services and consulting expenses of $1.4 million in order to optimize commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $28.9 million for the three months ended June 30, 2026, compared to $11.7 million for the three months ended June 30, 2025. The overall increase of $17.2 million was primarily due to the following:

•
an increase in personnel-related costs of $5.7 million primarily due to an increase in headcount and salaries and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in professional fees of $6.5 million primarily due to corporate development activity and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in facility and depreciation expenses of $2.3 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance and the acquisition of Renergen in January 2026;
•
an increase in employee travel and related expenses of $0.6 million; and
•
an increase in other general and administrative expenses of $1.2 million, which includes expense from the acquisition of Renergen in January 2026 and ECNP in October 2025.

Other Income (Expense)

Other income for the three months ended June 30, 2026 was $0.1 million, which includes interest income of $2.7 million and a foreign exchange transaction gain of $2.6 million, partially offset by an expense of $3.5 million due to change in fair value of the convertible notes payable and interest expense of $1.8 million.

Other expense for the three months ended June 30, 2025 was $63.1 million, which includes a $63.8 million change in fair value of the convertible notes payable issued in March and June 2024, partially offset by interest income of $0.9 million.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Revenue	$9,303	$2,300	$7,003
Cost of revenue	6,157	1,401	4,756
Gross profit	3,146	899	2,247
Operating expenses:
Research and development	12,088	2,410	9,678
Selling, general and administrative	50,142	18,410	31,732
Total operating expenses	62,230	20,820	41,410
Other (expense) income:
Foreign exchange transaction loss	(1,098)	(99)	(999)
Change in fair value of share liability	—	(129)	129
Change in fair value of convertible notes payable	(4,028)	(64,715)	60,687
Change in fair value of investments	1,126	—	1,126
Interest income	5,759	1,439	4,320
Interest expense	(3,502)	(169)	(3,333)
Total other expense	(1,743)	(63,673)	61,930
Loss before income tax expense	$(60,827)	$(83,594)	$22,767

Revenue and Cost of Revenue

We have recognized revenue of our radiopharmacies from the sale of nuclear medical doses for PET and SPECT scanning of $7.3 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively. With the acquisition of Renergen in January 2026, we recognized revenue from the sale of LNG of $1.2 million for the six months ended June 30, 2026. We also recognized $0.8 million in collaboration revenue from TerraPower for the six months ended June 30, 2026.

In addition, we have recognized the related cost of revenue of our radiopharmacies and Renergen for the same periods. The cost of revenue was $6.2 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cost of revenue of $4.8 million was primarily due to the acquisitions of ECNP and Numed of $2.0 million and the acquisition of Renergen of $2.0 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related costs	$4,927	$667	$4,260
Manufacturing engineering	647	—	647
Consulting and professional	2,559	58	2,501
Facility and depreciation expenses	2,768	1,215	1,553
Exploratory costs	909	—	909
Other expenses	278	470	(192)
Total research and development expenses	$12,088	$2,410	$9,678

Research and development expenses were $12.1 million for the six months ended June 30, 2026, compared to $2.4 million for the six months ended June 30, 2025. The overall increase of $9.7 million was primarily due to the following:

•
an increase in personnel-related costs of $4.3 million due to an increase in headcount and salaries;
•
an increase in manufacturing engineering expenses of $0.6 million due to pre-commercial operations;
•
an increase in facility and depreciation expenses of $1.6 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance;
•
an increase in exploratory costs at Renergen of $0.9 million; and
•
an increase in contract services and consulting expenses of $2.5 million in order to optimize commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50.1 million for the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025. The overall increase of $31.7 million was primarily due to the following:

•
an increase in personnel-related costs of $11.6 million primarily due to an increase in headcount and salaries and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in professional fees of $9.5 million primarily due to corporate development activity and the acquisition of Renergen in January 2026 and ECNP in October 2025;
•
an increase in facility and depreciation expenses of $4.9 million due to an increase in space dedicated to development, noncapitalized expenses and repairs and maintenance and the acquisition of Renergen in January 2026;
•
an increase in employee travel and related expenses of $1.1 million; and
•
an increase in other general and administrative expenses of $3.4 million, which includes expense from the acquisition of Renergen in January 2026 and ECNP in October 2025.

Other Income (Expense)

Other expense for the six months ended June 30, 2026 was $1.7 million, which includes an expense of $4.0 million due to change in fair value of the convertible notes payable, interest expense of $3.5 million and a foreign exchange transaction loss of $1.1 million, partially offset by interest income of $5.8 million and income from a change in the fair value of our investments of $1.1 million.

Other expense for the six months ended June 30, 2025 was $63.7 million, which includes a $64.7 million change in fair value of the convertible notes payable issued in March and June 2024 and a foreign exchange transaction loss of $0.1 million, partially offset by interest income of $1.4 million.

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

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to ASP Isotopes Inc. shareholders	$(33,585)	$(75,062)	$(40,462)	$(83,509)
Adjusted for:
Change in fair value of share liability	—	142	—	129
Change in fair value of convertible notes payable	3,460	63,757	4,028	64,715
Headline loss	$(30,125)	$(11,163)	$(36,434)	$(18,665)
Weighted average common shares outstanding on which the net loss attributable to ASP Isotopes Inc. shareholders per share and headline loss per share has been calculated - basic and diluted	122,715,677	73,009,938	121,860,483	71,256,809
Net loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.27)	$(1.03)	$(0.33)	$(1.17)
Headline loss per share, attributable to ASP Isotopes Inc. shareholders, basic and diluted	$(0.25)	$(0.15)	$(0.30)	$(0.26)

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

As of June 30, 2026, we had cash and cash equivalents of $219.6 million and short-term investments of $35.3 million. We have not generated any revenue from the sale of our enriched isotopes, and our ability to generate product revenue from the sale of enriched isotopes sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future enriched isotopes.

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

Future Funding Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents, proceeds from short-term investments, as well as cash flow from operations, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date the financial statements are issued and beyond. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of developing isotopes is costly, and the timing of progress and expenses in these development activities is uncertain.

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
•
the costs to list QLE as a separate public company and costs associated with the ENDRA Merger; and
•
costs associated with any products or technologies that we may in-license or acquire.

Developing and commercializing isotopes is a time-consuming, expensive and uncertain process that takes years to complete, and we may never achieve the necessary results required or obtain applicable regulatory approval for any isotopes or generate revenue from the sale of any future isotopes (assuming applicable regulatory approval is received). In addition, our future isotopes (assuming applicable regulatory approval is received) may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of isotopes that we do not expect to be commercially available until the second half of 2026. If we receive permits and licenses to enrich U-235 (which in itself is highly uncertain), we do not expect U-235 to be commercially available for at least several years, if ever. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of our future isotopes.

Expansion of the production and distribution of nuclear medical doses for PET scanning is a time-consuming, expensive and uncertain process that may take years to complete. As a result, we may need substantial additional financing to support our continuing operations and further the development of and commercialization of future nuclear medical doses for PET scanning.

Large amounts of capital are required to support the growth in our business and operations in South Africa, including to maintain and progress toward full commercial operation of Phase 1 of the Virginia Gas Project, and for the construction and development of Phase 2 of our Virginia Gas Project, and long-term production and processing requires both significant capital expenditure and ongoing maintenance expenditure. Our revenues related to the sale of helium and LNG may vary significantly from period to period as a result of changes in volumes of production sold and commodity prices. Natural gas prices have historically been volatile. Lower commodity prices may not only decrease our revenues, but also potentially the amount of natural gas that we can produce economically. We plan to add reserves through drilling. Our ability to add reserves through drilling projects is dependent on many factors, including our ability to borrow or raise capital and procure materials, services and personnel. Phase 2 of the Virginia Gas Project requires a significant amount of capital and is currently estimated to cost approximately $1.16 billion (including borrowing costs and general corporate costs during construction) based on our latest cost estimate, which could change based on inaccurate assumptions and changing economic and operating conditions. We intend to continue to pursue senior debt funding for Phase 2 of the Virginia Gas Project from institutional lenders, including the U.S. International Development Finance Corporation ("DFC") and Standard Bank of South Africa ("SBSA"). DFC and SBSA have previously indicated their willingness to consider supporting Phase 2 of the Virginia Gas Project for up to $500 million and $250 million, respectively, of senior debt funding. There can be no assurance that we will be able to negotiate and enter into binding definitive agreements with DFC or SBSA for senior debt funding for Phase 2 of the Virginia Gas Project. As a result, we may need substantial additional or alternative financing to support our continuing operations, ramp up production of Phase 1, and further the development of Phase 2 and commercialization of the Virginia Gas Project.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities(1)	$(41,094)	$(11,071)
Investing activities	(57,228)	(34,108)
Financing activities(2)	40,672	50,781
Change in cash and cash equivalents	$(57,650)	$5,602

(1) includes cash flows of discontinued operations of $1.1 million for the six months ended June 30, 2026.

(2) includes cash flows provided by discontinued operations of $45.9 million and cash flows used in continuing operations of $5.2 million for the six months ended June 30, 2026.

Operating Activities

Net cash used in operating activities was $41.1 million for the six months ended June 30, 2026, including $1.1 million from discontinued operations, and was primarily due to our net loss from continuing operations of $60.7 million, adjusted for a gain on deconsolidation of $19.3 million, stock-based compensation expense of $9.0 million, amortization of right-of-use asset of $0.5 million, depreciation and amortization expense of $4.3 million, change in fair values of investments of $1.1 million, change in fair values for the convertible notes payable of $4.0 million, noncash interest on debt of $3.7 million, change in deferred taxes of $0.2 million and a $0.2 million change in our operating assets and liabilities.

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2025, and was primarily due to our net loss of $83.6 million, adjusted for stock-based compensation expense of $6.3 million, amortization of right-of-use asset of $0.3 million, depreciation expense of $0.7 million, issuance of common stock to a consultant with a fair value of $0.7 million, change in fair values for the convertible notes payable of $64.7 million and a $0.2 million change in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $57.2 million for the six months ended June 30, 2026 and was comprised of purchase of short-term investments of $35.4 million, purchase of Opeongo and ENDRA investment of $14.1 million, cash disposed of upon deconsolidation of Skyline of $50.7 million and the purchases of machinery and equipment, vehicles and construction in progress of $10.2 million, partially offset by maturity of short-term investments of $47.9 million and cash provided by acquisitions of $4.9 million.

Net cash used in investing activities was $34.1 million for the six months ended June 30, 2025 and was comprised of the purchases of machinery and equipment, vehicles and construction in progress of $4.1 million and the advancement of $30.0 million loan to Renergen prior to the close of the acquisition.

Financing Activities

Net cash provided by financing activities was $40.7 million for the six months ended June 30, 2026, including $45.9 million from discontinued operations, and was comprised primarily of $0.1 million in proceeds from the issuance of notes payable, partially offset by principal payments on debt, finance leases and bank loans of $3.7 million, distribution to noncontrolling interest of Renergen of $1.1 million and distribution to noncontrolling interest in VIE of $0.5 million.

Net cash provided by financing activities was $50.8 million for the six months ended June 30, 2025, and was comprised primarily of $46.8 million in proceeds from the issuance of common stock net of issuance costs, $4.9 million in proceeds from the exercise of warrants and $0.8 million in principal payments on debt and finance leases.

Contractual Obligations and Commitments

Leases

We lease several facilities in the United States and South Africa for office, manufacturing and laboratory space under leases with current combined monthly rent payments of approximately $115,000 with terms expiring between October 31, 2026 and March 31, 2056. We also lease additional space on a short term basis in the United States, South Africa, United Kingdom, and Cayman Islands under leases with current combined monthly rent payments of approximately $32,000.

Promissory Note and Loans

In August 2025, the Company executed a promissory note payable with a finance company to fund a general liability insurance policy for $0.2 million. The Company assumed a promissory note in connection with the acquisition of Renergen in January 2026 to fund a general liability insurance policy for approximately $1.1 million. Periodically, the Company enters into loans to purchase motor vehicles and certain equipment. For the six months ended June 30, 2026, the Company entered into new loans totaling $0.1 million. These loans are secured by the underlying assets included in property and equipment. Refer to Note 9 ("Debt") to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding interest rates and maturities.

QLE Convertible Notes

As previously discussed, QLE issued the 2025 Convertible Notes, which include certain contractual obligations and commitments. See Note 9 "Debt" and Note 22 “Subsequent Events” for additional information.

Renergen Contractual Obligations and Commitments

As previously discussed, we acquired Renergen (and its indirect 94.5% equity ownership in Tetra4) in January 2026, which entities are subject to certain contractual obligations and commitments discussed further below. See also Note 9 "Debt" for additional information.

Certain Commitments to the South Africa Competition Commission

In connection with our acquisition of Renergen, we made certain commitments to the South Africa Competition Commission designed to address public interest concerns and promote historically disadvantaged persons (“HDP”) and worker ownership. These commitments to the South Africa Competition Commission include: (1) a moratorium on retrenchments of workers at Renergen’s operations for a period of two years from the merger closing date; and (2) a commitment to implement, within 12 months of the merger closing date, a trust for the benefit of qualifying workers employed by Renergen and certain HDP communities and people located within the production rights area of the Virginia Gas Project (the “HDP and Worker Trust”). Upon the effective implementation date of the HDP and Worker Trust, the HDP and Worker Trust are expected to hold an aggregate 5% of the issued shares in Tetra4 and Renergen is expected to hold 89.5% of the issued shares in Tetra4, subject to change in accordance with any capital raising activities of the Company, Renergen and/or Tetra4 following the merger closing date. In conjunction with the establishment of the HDP and Workers Trust, Tetra4 will issue an offsetting vendor financed loan to the HDP and Worker Trust. The HDP and Worker Trust will continue for the duration of the Production Right held by Tetra4, which will expire during 2042, unless extended.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in connection with our evaluation of our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2025, our disclosure controls and procedures were not effective as of June 30, 2026.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements,” the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026 and other reports that we file with the SEC, including this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended) and such other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended).

Risks Related to the ENDRA Merger

The Merger is subject to conditions, including approval by ENDRA’s stockholders, that are outside the parties’ control, and the Merger may not be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, many of which are outside the control of the parties. These conditions include, among others, the approval of the ENDRA stockholder matters by ENDRA’s stockholders, the effectiveness of the registration statement on Form S-4, the approval for listing of the Class A Common Stock on Nasdaq, ENDRA having an amount of cash equal to or greater than $3.8 million, the receipt by Noble of the proceeds of the approximately $50 million Noble Investment, the Company having contributed its equity interests in Renergen to Noble, and Noble’s receipt of a written consent of the U.S. International Development Finance Corporation as required under the finance agreement with Tetra4. There can be no assurance that these conditions will be satisfied or waived on a timely basis, if at all, or that the Merger will be completed on the terms contemplated by the Merger Agreement or at all. Either ENDRA or Noble may terminate the Merger Agreement if the Merger has not been completed by December 24, 2026, or upon the occurrence of certain other events, including the failure of ENDRA’s stockholders to approve the ENDRA stockholder matters.

If the Merger is not completed, the Company’s and Renergen’s respective businesses may be adversely affected, and each will be subject to a number of risks, including that the parties will have incurred significant costs that must be paid regardless of whether the Merger is completed and that management’s attention will have been diverted from ongoing business operations. In addition, the announcement and pendency of the Merger, whether or not it is completed, may have an adverse effect on business relationships, operating results and businesses generally. Uncertainty about the effect of the Merger on employees, customers, offtakers, suppliers, lenders and other third parties may impair the parties’ ability to attract, retain and motivate key personnel, to maintain relationships with customers and financing sources, and to pursue their respective business strategies.

The anticipated benefits of the Merger may not be realized, or may take longer to realize than expected.

The Company, Noble and ENDRA entered into the Merger Agreement with the expectation that the Merger will result in Noble Africa Inc., including Renergen’s operations (the “Combined Company”), having access to the U.S. public capital markets. However, even if the Merger is completed, there can be no assurance that the anticipated benefits of the Merger will be realized fully, or at all, or that they will be realized within the expected time frame. The Combined Company may fail to realize the anticipated benefits of the Merger for a variety of reasons, including, among others, difficulties with the timely and cost-effective integration of operations, failure to retain key employees, inability to maintain relationships with customers and other business partners, the incurrence of unanticipated costs or liabilities, and the effects of competitive and general economic factors. In addition, the Combined Company will be subject to the risks and uncertainties associated with Renergen’s business, including the risks related to the successful development of Phase 2 of the Virginia Gas Project, the ability to obtain required financing, the ability to obtain or maintain regulatory approvals and permits, exposure to commodity price fluctuations, and the economic, political and regulatory conditions in South Africa. Upon the closing of the Merger, we expect to own approximately 89% of the Combined Company, after giving effect to the private placement financing that is expected to close immediately prior to completion of the Merger, and if the anticipated benefits of the Merger are not realized, or are delayed, the business, financial condition and results of operations of our company could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2026, the following directors adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

•
On June 30, 2026, Michael Gorley, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 23,756 shares of the Company's common stock. The trading arrangement is scheduled to expire on December 18, 2026.
•
On June 30, 2026, Robert Ryan, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 18,274 shares of the Company's common stock. The trading arrangement is scheduled to expire on December 18, 2026.

Other than the trading arrangements described above, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1#

Agreement and Plan of Merger, dated as of June 25, 2026, by and among ENDRA Life Sciences Inc., Kruger Merger Sub LLC, Renergen Limited, Noble Africa LLC and ASP Isotopes Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 25, 2026).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on November 9, 2022 (File No. 333-267392)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 10, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2026).
10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 25, 2026).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 25, 2026).
10.4

Form of Securities Exchange Agreement by and among ASP Isotopes Inc., Quantum Leap Energy LLC and the person or entity identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 16, 2026).

10.5*+	Non-Employee Director Compensation Policy effective July 1, 2026.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules, annexes and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASP Isotopes Inc.

Date: August 14, 2026	By:	/s/ Paul E. Mann
Paul E. Mann
Chief Executive Officer, Executive Chairman and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Heather Kiessling
Heather Kiessling
Chief Financial Officer
(Principal Financial and Accounting Officer)